Form 10-K
period 2007-12-31
Virtual Radiologic CORP
filed 2008-03-18
CIK 1361579

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33815

Virtual Radiologic Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0074530 (IRS Employer Identification No.)
5995 Opus Parkway, Suite 200 Minnetonka, Minnesota (Address of principal executive offices)	55343 (Zip code)

(952) 392-1100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

          As of June 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter or the date on which common equity was last sold), the aggregate market value of the voting stock held by non-affiliates of the registrant was $27 million. Shares of voting stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 13, 2008, 16,668,444 shares of the registrant's common stock were outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE

          Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

          The Registrant's definitive proxy statement for its 2008 Annual Meeting of Stockholders to be filed within 120 days after the Registrant's fiscal year ended December 31, 2007, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

Special Note Regarding Forward Looking Statements

        Certain statements in this annual report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, objectives, strategies and prospects regarding, among other things, our business and results of operations. These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Statements that are not historical facts in this report are forward-looking statements that involve certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. Except as required by applicable law, we undertake no duty to update these forward-looking statements due to new information or as a result of future events.

        Among the factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

  •
  the competition in the teleradiology market, including the possibility of pricing pressure resulting from that competition;

  •
  our ability to effectively manage our growth and development;

  •
  the outcome of the intellectual property claim against us by Merge eMed, Inc., and any other future intellectual property claims;

  •
  our ability to recruit and retain qualified radiologists;

  •
  the loss of key members of management and personnel;

  •
  our ability to obtain proper physician licenses and hospital credentials on behalf of our affiliated radiologists;

  •
  the regulation of the corporate practice of medicine;

  •
  our dependence on our Affiliated Medical Practices, which we do not own;

  •
  our ability to enforce the non-competition agreements with our affiliated radiologists;

  •
  new technologies;

  •
  the breach of our security measures that safeguard patient and customer data;

  •
  the performance of our information systems, which are dependent on systems provided by third parties; and

  •
  our ability to comply with government regulations.

        We discuss many of the foregoing risks in this report in greater detail under the heading "Risk Factors." Given these uncertainties, you should not place undue reliance on these forward-looking statements.

        In this report, Virtual Radiologic Corporation is sometimes referred to as "VRC." Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. are collectively referred to as the "Professional Corporations." Virtual Radiologic Professionals, LLC, or VRP, and the Professional Corporations are collectively referred to as the "Affiliated Medical Practices." VRC has a wholly owned and consolidated subsidiary, Virtual Radiologic Limited, or VRL, formed under the laws of England and Wales and located in London, England. The terms "Company," "we," "us," and "our" as used in this report refer to VRC, its Affiliated Medical Practices and VRL.

ITEM 1.    Business

Overview

        We provide radiologic interpretations, or reads, via teleradiology for emergency and routine care coverage. We believe we are the second largest provider of teleradiology services in the United States. We serve our customers—radiology practices, hospitals, clinics and diagnostic imaging centers—by providing reads 24 hours a day, 365 days a year. Our unique distributed operating model provides our qualified team of American Board of Radiology-certified radiologists with the flexibility to choose the location from which they work, primarily within the United States, and allows us to serve customers located throughout the country. We provide these services through a robust, highly scalable communications network incorporating encrypted broadband internet connections and proprietary workflow management software.

        We provide radiology practices, hospitals, clinics and diagnostic imaging centers an attractive way to improve service levels, streamline underlying practice economics and enhance physician efficiency, without sacrificing the quality of work. We assist our customers by providing them with access to subspecialty-trained radiologists to perform reads, day or night, thereby improving the quality of patient care. Our ability to provide coverage 24 hours a day supports our customers when their workloads increase during the day and relieves the burden of performing reads overnight, during holidays, on weekends and other difficult-to-staff times. We believe this allows our customers to provide seamless patient care and to better attract and retain radiologists in their practices.

        Our services include both preliminary reads, which are performed for emergent care purposes, and final reads, which are performed for both emergent and non-emergent care purposes. Our unique distributed operating model and primarily U.S.-based affiliated radiologists have enabled us to expand our services into the final reads market. In 2004, 1% of our read revenue was derived from final reads as compared to 24% in 2007. We believe our distributed model has positioned us as one of the leading final read providers in the teleradiology industry and will facilitate continued expansion into the larger final reads market.

        Through our unique distributed operating model and proprietary workflow management software, we provide our affiliated radiologists with a flexible choice of location, predictable schedule and competitive compensation. Our affiliated radiologists, substantially all of whom are located in the United States, are certified by the American Board of Radiology, licensed by the states in which they practice and credentialed by the hospitals for which they perform reads. We have a large number of U.S.-based affiliated radiologists dedicated to the practice of teleradiology. Our affiliated radiologists collectively hold licenses in all 50 states, the District of Columbia and Puerto Rico. As of December 31, 2007, we had 112 radiologists providing services for us and had contracted with an additional 20 radiologists who had not yet begun servicing our customers.

        Our primary customers are local radiology practices that have already contracted with hospitals and clinics and require diagnostic image interpretation services for a range of imaging modalities including CT, MRI and ultrasound. We are compensated by our customers and do not directly depend on reimbursement from patients or third party payers. As of December 31, 2007, our affiliated radiologists provided services to 469 customers serving 804 medical facilities, which includes 752 hospitals, representing approximately 13% of hospitals in the United States. This represented an increase of 21% of medical facilities served and an increase of 25% in customers under contract from December 31, 2006.

        For a more detailed description of our Affiliated Medical Practices, please refer to Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere in this report.

Industry Overview

        Teleradiology is the practice of transmitting digital diagnostic images to a location, remote from the site of image origination, for interpretation by a radiologist. Due to recent advances in technology, images can be transmitted from the point of origination to the location of the radiologist in a reliable, standardized, cost-effective and encrypted manner. This process differs from traditional radiology services in which radiologists typically live near the hospitals or clinics with which they are employed or affiliated, and must travel to those locations to read the images, resulting in significant inefficiencies. Teleradiology removes the physical constraint for radiologists to perform reads at the point of image origination and permits a remotely located radiologist to perform reads. Common examples of digital diagnostic images include CT, MRI and ultrasound images.

        The teleradiology services industry has developed rapidly within the last few years, and we expect it will continue to develop due to an increasing volume of diagnostic imaging procedures, significant shortages in the number of radiologists, advances in digital diagnostic imaging technologies, advances in communication technologies and a wider acceptance of teleradiology services in hospital and clinical settings.

        Advances in digital diagnostic imaging and broadband communication technologies, capable of rapidly transmitting and storing digital images without degradation, have permitted a more timely and more efficient review of radiology images by remotely located radiologists. In addition, the advances in broadband communication technologies now permit reliable, secure, encrypted and cost effective transmission of image data files. Moreover, as a result of government mandated upgrades to electronic patient data systems and the relative affordability of these technology advances, hospitals and other health care facilities are upgrading their legacy computer systems to new equipment capable of generating and transmitting the digital images necessary for teleradiology. These advancements, as well as an aging population, the growing availability of imaging equipment in hospitals and clinics, and more frequent physician referrals for diagnostic imagining, have resulted in an increase in the demand for diagnostic imaging procedures. In addition, these factors and the current radiologist education models have created a growing shortage in the number of radiologists to meet this growing demand in diagnostic image volumes.

        The convergence of these trends allows for efficiencies in the provision of radiology services and is driving the wider acceptance of teleradiology services in hospital and clinical settings. Teleradiology permits the aggregation of radiology requirements from a number of hospitals to more highly-trained and qualified radiologists, which results in cost savings and increased accessibility. In addition, teleradiology contributes to improved patient care through increased efficiency, accessibility to subspecialty expertise and optimized timing between the request for a radiographic image read and its interpretation.

Our Solution

        We believe we are the second largest provider of teleradiology services to radiology practices, hospitals, clinics and diagnostic imaging centers throughout the United States. Our services and technology enable our customers to provide a high quality of medical care to their patients. We serve our customers by providing reads 24 hours a day, 365 days a year. Utilizing our proprietary workflow management software and secure broadband internet connections, we connect our customers and our affiliated radiologists through an easy-to-use, robust and scalable communications network.

        We believe our brand name, reputation and ability to deliver quality results drive customer relationships and retention, in turn attracting the best radiology talent and performance. Our established presence, comprehensive service offering and technology allow us to create a critical solution for medical care providers faced with shortages in radiology resources. We focus on quality patient care and industry-leading service levels. We believe we have played an integral role in the development of the teleradiology services market and we maintain a growing customer base with recurring revenue.

        We have a large group of U.S.-based radiologists dedicated to the practice of teleradiology. Without requiring these physicians to relocate either domestically or internationally, we provide our affiliated radiologists with a flexible choice of location, predictable schedule and competitive compensation. In addition, the location of our affiliated radiologists allows us to respond to opportunities in the market for final reads, which must be performed by U.S.-domiciled radiologists to comply with Medicare reimbursement rules.

        Our operating model provides radiologists with digital access to images and allows instant delivery of their reports and direct communication with attending physicians, when required. We employ our radiology information system, or RIS, workflow management software, and operations center to maximize the efficiency of our affiliated radiologists while maintaining a high standard of quality, service and response time. Our proprietary workflow software manages our radiology caseload by matching the patient's need with a properly licensed and credentialed radiologist with expertise to most adequately provide patient care and optimizes the assignment of cases across our affiliated radiologists to minimize read turnaround times.

        Our ability to rapidly assign reads to appropriately credentialed and trained specialists permits us to deliver high quality and specialized radiology services, including subspecialty services, to our customers. Our affiliated radiologists include subspecialty fellowship-trained radiologists in areas such as neuroradiology, abdominal imaging, musculoskeletal radiology, pediatric radiology, thoracic imaging and ultrasound, enabling us to match the appropriately skilled radiologist with the patient images we receive.

        Our substantial investment in designing, developing and installing our distributed network, proprietary workflow management software and radiologist reading tools has allowed us to complement rapid customer growth with new radiologist hires to meet growing customer demand. In addition to developing our proprietary RIS system, we have integrated additional technological solutions—such as a 3-D capable viewer and a voice recognition system—and ergonomically advanced reading stations, to maximize radiologist efficiency. We have also developed automation tools for all workflow processes for radiologist recruitment and deployment, licensing and credentialing, scheduling, finance and management reporting.

Our Service Offerings

        We serve our customers—radiology practices, hospitals, clinics and diagnostic imaging centers—by providing reads 24 hours a day, 365 days a year. We provide both preliminary and final reads for a broad range of digital diagnostic imaging modalities, including CT, MRI and ultrasound. We generally contract with radiology practices to provide coverage for the hospitals that are their customers; although, in some instances, we contract directly with hospitals. Our affiliated radiologists typically perform the reads from their home offices using a high-speed encrypted internet connection that connects them to our network. Occasionally, our affiliated radiologists read from our two reading room facilities located in Maui, Hawaii and Minnetonka, Minnesota.

        We also license the use of our technology infrastructure and provide support services to our radiology group customers. For example, our radiology group customers that cover multiple hospitals may perform reads over our infrastructure regardless of what equipment is in use at each hospital and without having to travel between hospitals.

Diagnostic Imaging Modalities

        Diagnostic radiology aids in the diagnosis and treatment of injuries, diseases and other medical conditions by interpreting images of the human body. Our affiliated radiologists collectively have the expertise, including subspecialty fellowship training, necessary to permit us to read all diagnostic imaging modalities, including CT, MRI, ultrasound, nuclear medicine, Positron Emission Tomography, or PET, and X-ray technologies. Currently, almost all of the reads performed by our affiliated radiologists are CT, MRI, ultrasound, nuclear medicine and X-ray technologies.

  •
  Computed Tomography (CT).  CT scans utilize a computer to direct the movement of an X-ray tube to produce high-resolution, three-dimensional, cross-sectional images of organs and tissue, and are typically used to detect tumors and other conditions affecting bones and internal organs.

  •
  Magnetic Resonance Imaging (MRI).  MRI utilizes a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue, including the brain, spine, abdomen, heart and extremities.

  •
  Ultrasound.  Ultrasound imaging utilizes high-frequency sound waves to produce images of internal organs, fetuses and the vascular system.

  •
  Digital/Computed Radiography.  Digital/computed radiography uses computer image creation and processing technology to capture x-ray images as digital images.

For the year ended December 31, 2007, 77% of the reads we performed were CT scans.

Off-Hours and Daytime Services

        We provide coverage to our customers 24 hours per day, 365 days a year. We offer daytime service typically between the hours of 8 a.m. to 5 p.m., local time, Monday through Friday, and off-hours service between the hours of 5 p.m. to 8 a.m., local time, Monday through Friday, and 24 hours a day service on weekends and holidays. A majority of the services that we provide are preliminary reads performed during off-hours for hospital emergency rooms during evenings, nights and weekends. Off-hours coverage typically consists of preliminary reads of diagnostic images, which are performed in order to immediately treat a patient's condition in an emergency setting. We also provide our customers with emergent final reads in lieu of or ancillary to preliminary reads, as well as final reads performed for routine daytime coverage for non-emergent purposes. We assist our customers' own radiology practices by providing them with additional capacity to meet their patient demand and additional coverage for periods when their own radiologists may be on vacation or otherwise unavailable due to illness or emergency. Our affiliated radiologists also provide subspecialty capabilities that may not otherwise be available to our customers.

Preliminary and Final Reads: Report Delivery

        A preliminary read is intended primarily to address an emergent condition, or those requiring prompt medical attention. Preliminary reads may be less detailed than final reads, since they are intended to address emergent symptoms and must be available in a short period of time in order to provide proper patient care in emergency situations. A final read is a definitive read relating to any abnormality appearing in the radiographic image and requires a more thorough review of a patient's clinical history and comparison of the current radiographic images with any earlier images, if available. A final read report typically contains detailed findings, including an analysis of the images with measurements of each abnormality found and a diagnosis of the condition evidenced by the images. Final reads are not typically delivered for emergency treatment and, therefore, the traditional industry turnaround time between receipt of the patient images and delivery of a final report is ordinarily not as critical to patient care. For the year ended December 31, 2007, 76% of our reads were preliminary reads and 24% were final reads.

        The generally accepted turnaround time for preliminary reads is 30 minutes, while the generally accepted turnaround time for final reads is 72 hours. Using voice recognition dictation systems, we are generally able to provide preliminary reads more closely resembling the contents of a final read. We typically provide preliminary and final reads in emergent care settings within approximately 20 minutes from receipt of order. We typically provide final reads in non-emergent cases within 24 hours from receipt of patient images. Final reads, unlike preliminary reads, may be reimbursed by Medicare and other third party payers and, therefore, in order to comply with Medicare rules, must be performed by U.S.-based radiologists.

Our Operations

Our Affiliated Radiologists

        As of December 31, 2007, we had 112 affiliated radiologists who were providing services for us, and an additional 20 radiologists who had entered into contracts with us but had not yet begun serving our customers. We structure our relationships with our affiliated radiologists in a manner that we believe results in an independent contractor relationship, and VRC has no control over the reads rendered by the radiologists or their independent judgment concerning the practice of medicine. In addition, we do not prescribe a location from which our affiliated radiologists must work and do not limit the other professional activities of our affiliated radiologists, other than prohibiting them from working for a competitor engaged in teleradiology. Although we believe that we are their principal engagement for the practice of radiology, several of our affiliated radiologists hold part-time academic appointments with teaching institutions or provide local radiology services. We typically enter into one-year professional services contracts with our affiliated radiologists that automatically renew unless terminated by either party pursuant to the terms of the agreement. The contracts generally provide for an agreed upon work schedule, typically between approximately 1,600 to 2,200 hours per year. Our affiliated radiologists are able to exchange schedules among themselves, provided that they notify us within a reasonable time in advance of their scheduled shift and that they have the appropriate licenses and hospital credentials to ensure that we have adequate coverage for all of our customers at all times.

        Our compensation policies target the average radiologist compensation at traditional private radiology practices and are designed to accommodate varying levels of productivity. We offer our affiliated radiologists what we believe to be a desirable and unique benefit of being able to live where they choose within the United States, to work from home or, in certain instances, a local office and the option to work a full schedule or a partial schedule for a pro-rated amount of compensation. In addition, we offer them the ability to obtain real-time consultations from their colleagues while working on-line, and to earn performance-based compensation competitive with private practice compensation without the interruption or distraction ordinarily associated with a hospital-based practice. We also offer our affiliated radiologists the opportunity to obtain equity ownership in VRC through our equity incentive plan. We believe our compensation model assists us in recruiting radiologists because it permits us to accommodate our affiliated radiologists' professional practice of medicine and their personal lifestyle choices.

        Our affiliated radiologists have received residency training at some of the most prestigious institutions in the country, including Harvard Medical School, The Johns Hopkins University, Duke University School of Medicine, University of Pennsylvania School of Medicine, Cleveland Clinic Lerner College of Medicine and Stanford University School of Medicine, and 24 of our 112 affiliated radiologists held the position of chief resident during their residency. In addition, 85 of our 112 affiliated radiologists received subspecialty fellowship training, including training at, among others, the following institutions: Harvard Medical School, University of Pennsylvania School of Medicine, University of California San

Francisco School of Medicine, New York University School of Medicine, Duke University School of Medicine and The Johns Hopkins University School of Medicine. Nine of our affiliated radiologists also hold part-time academic appointments at Beth Israel Deaconess Medical Center, a teaching affiliate of the Harvard Medical School, The George Washington School of Medicine and Health Services, University of Arizona College of Medicine, University of Colorado Health Sciences Center, Loma Linda University School of Medicine, Eastern Virginia Medical School, New York Medical College and the University of Pennsylvania.

        We endeavor, through written and frequent personal communications, to maintain a sense of collegiality and cohesiveness in order to offset their physical distance. Our "virtual reading room" model permits our affiliated radiologists the consultative support associated with central reading facilities without the disruptions involved in physically moving around an office to obtain a consultation. We provide technical support to our affiliated radiologists, including training, trouble shooting, system maintenance and upgrades. In addition, our physician relations department maintains regular contact with our affiliated radiologists in order to provide them with non-technical support. We believe that our high rate of retention for our affiliated radiologists is due in part to our unique relationship with our affiliated radiologists.

Recruitment of Radiologists

        Our goal is to recruit highly qualified radiologists who are certified by the American Board of Radiology and offer them the opportunity to work from locations of their choice within the United States.

        Our affiliated radiologists undergo an extensive screening process that involves personal interviews with several of our staff members at our headquarters and a review of the candidate's credentials and prior experience, including whether the candidate has been subject to malpractice claims. In addition, candidates are assigned to a licensing and credentialing specialist, who obtains the necessary documentation in order to admit the candidate to practice with us and to apply for state medical licenses and hospital credentials. We schedule our recruitment of radiologists to match our anticipated case study volumes, and assist our new radiologists in obtaining the required state medical licenses and hospital credentials.

        We believe that our affiliated radiologists consider the flexibility of our model an attractive and unique aspect of their relationship with us. We also believe that our affiliated radiologists prefer the work environment and business opportunities that we provide. As such, we have experienced a very high retention rate of our affiliated radiologists. We believe that the benefits we offer and our screening process allow us to recruit highly qualified radiologists with subspecialty training.

Licensing and Credentialing

        Our affiliated radiologists are required to hold a current license in good standing to practice medicine from each of the states in which they read and from which they receive radiological images. In addition, our affiliated radiologists are required to have credentials at each hospital from which those images originate. Due to these requirements, and because we were serving 804 medical facilities as of December 31, 2007, our affiliated radiologists are each licensed to practice medicine in an average of 28 states and each has been granted credentials at an average of 207 hospitals.

        Licensing procedures and requirements vary according to each state's laws and regulations governing the issuance of medical licenses. These procedures typically include an extensive application process that covers significant aspects of the applicant's professional and personal life. In addition, to maintain a license to practice medicine in a given state, the state will often require the physician to undergo continuing education and training, and to maintain minimum thresholds of medical liability insurance.

        To comply with these requirements, we obtain primary source verification documentation for each of our affiliated radiologists that is necessary for them to obtain state medical licenses and hospital credentials in the states and for the hospitals where they will be providing services. Our affiliated radiologists are required to provide copies of their birth certificates and documentation regarding their educational and work history, including diplomas, transcripts, employment verifications and references. We use that information to obtain direct, or primary, verification from each institution or other source identified to us by the applicant. When we have obtained the necessary verification, we use the verified information to prepare state medical license application forms and hospital credential application forms. We also monitor state license renewal due dates and particular state continuing medical education, or CME, requirements. Our licensing and credentialing personnel monitor medical liability insurance coverage matters particular to each state and other ongoing licensing-related obligations.

        The credentialing requirements of hospitals may vary significantly. However, hospitals that are accredited by The Joint Commission (formerly referred to as the Joint Commission on Accreditation of Healthcare Organizations), are permitted to rely upon the information and procedures from other Joint Commission-accredited institutions. We have been a Joint Commission-accredited entity since 2004. As a result, Joint Commission-accredited hospitals can accept our verified credentialing information and procedures without duplicating our verification processes, thus significantly reducing the expense and period of time before we can begin providing reads for those hospitals.

Network and Workflow Overview

        We deliver our services to our customers through a workflow process that utilizes public network infrastructures, virtual private networks, or VPN, our web-based RIS and proprietary workflow technologies. Our network has been designed to be secure, scalable, efficient and reliable. The following is a description of our workflow process:

  •
  Requisition of Reads.  When a radiological procedure is performed, the radiology technologist at the hospital transmits the patient images to us. A corresponding order is created within our web-based RIS that is accessible on the technologist's computer screen at the hospital. The technologist supplies any necessary information, including procedural information and relevant clinical data, and verifies the order. The order is then automatically tracked and monitored by, and its status is available to, the hospital technologist at all times.

  •
  Image Transmission and Assignment.  Radiological images and related data initially access the internet via the hospital's internet service provider and traverse the internet by encrypted transmission through public network infrastructure to our central servers. The images and data are directed via encrypted transmission to an affiliated radiologist that is properly licensed in the relevant state and credentialed at the applicable hospital, and has the appropriate subspecialty training for the particular read, if required. Our operations center and our systems constantly monitor radiologist case loads and the status of orders, and oversee assignment of additional subspecialty radiologists to the order at predetermined intervals in order to shorten turnaround times.

  •
  Reports and Delivery.  Our affiliated radiologist selects from among the orders on his work list based on aging, examines the images and uses the voice recognition dictation system integrated with our RIS to dictate a detailed report including findings, impressions and diagnosis. If a consultation, or consult, is required, the radiologist may use our secure instant messaging system to request a consult from any colleague with the appropriate subspecialty training who is then also online, and may include the text of the proposed report with the consult request. When the report has been completed, the radiologist electronically signs the report and activates the "send" function, which immediately posts the report on the hospital computer's RIS screen for viewing and simultaneously faxes the report to the proper destinations at the hospital. In some cases, the information contained within the report is also directly entered into the patient's file residing on the hospital's own internal information system through an integration interface between our RIS and the hospital's own system. The customer may also print a copy on demand from our RIS.

  •
  Quality Assurance Processes.  We have a Quality Assurance, or QA, Committee composed entirely of radiologists who are responsible for overseeing the quality of services performed by our affiliated radiologists. When a customer's radiologist who performs the final read notes discrepancies with the preliminary read performed by our affiliated radiologists, those discrepancies are reported to the QA Committee. The QA Committee reviews each discrepancy report to determine whether the discrepancy is significant to patient treatment, and may recommend remedial steps, including appropriate CME courses. The QA Committee also performs sample reviews of final reads for our affiliated radiologists whose final reads are not typically over-read by our customer's radiologist.

  •
  Technical Infrastructure.  We have designed, implemented and maintained our technical infrastructure to be robust, reliable, secure and scalable. We operate our production infrastructure from a data center in a Minneapolis facility utilizing redundant fail-safe connections. We also use fully redundant fail-safe network hardware and redundant load-balanced fail-safe servers. We have designed our technical infrastructure and network architecture to permit significant capacity expansion by the addition of standard equipment modules, such as servers and routers, without having to redesign or reconfigure our systems. We employ a staff of network engineers and systems engineers to provide coverage of our systems 24 hours a day, 365 days a year. This staff monitors operations of all systems, including connections to each hospital and to each of our affiliated radiologists.

  •
  HIPAA Compliance/Disaster Recovery.  Our network architecture and technical infrastructure are designed to comply with the requirements of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and we have recently undergone a HIPAA Risk Assessment and Audit conducted by an independent third party. The results of the audit concluded that we were in full compliance with all applicable HIPAA requirements. In accordance with HIPAA requirements, we also maintain a disaster recovery program in case of disaster or extended electrical outage at our headquarters in Minnetonka, Minnesota, where our operations center is located. This program allows our non-medical office functions to be marginally functional within one hour, reasonably functional within six hours and fully functional in temporary quarters within 48 hours. Due to the geographical dispersion of our affiliated radiologists, the occurrence of a local disaster or extended electrical outage in any other geographic area is not likely to directly impact our medial service delivery functions.

  •
  Operations Center.  We maintain a staffed operations center, 24 hours a day, 365 days a year. Our operations center performs and manages all non-physician functions, including receiving orders and images, monitoring the status of orders and turnaround times, confirming consistency between the number of images identified in the order and the number of images actually received, confirming report delivery and providing help-desk services. Our operations center also facilitates all direct communication between our affiliated radiologists and hospital staff which may be necessary regarding image sequence protocols or in the event of a significant finding that affects immediate patient care. In cases of image sequence protocols, the hospital technologist may request the operations center to establish a telephone conference concerning the proper protocol, or our radiologist may request the telephone conference to correct a protocol in case the images received by our operations center do not permit a proper study to be performed. In case of significant finding, our affiliated radiologist initiates the request for direct communication and alerts the operations center to call the hospital, locate the attending physician and establish a direct telephone connection between the attending physician and our affiliated radiologist. These centralized administrative and support functions allow our affiliated radiologists to focus solely on providing reads, without the distraction of administrative duties.

  •
  Site Implementation.  After we enter into a contract with a new customer, our site-implementation engineers work with the technology personnel of the radiology practice or hospital to establish firewall permissions for customer access to our web-based RIS and to configure a VPN circuit to transfer digital imaging and communications in medicine-compliant images. Upon successful testing of the image transfers and order entry functions, the customer may begin to use our services. Typically, we also conduct a telephonic training session to educate our customer's personnel about this process.

  •
  Systems and Network Administration.  We employ information technology professionals to maintain our systems and network and to provide technical support to our customers. Our customers may contact us for technical support, 24 hours a day, 365 days a year.

Software Development

        We focus our software development efforts in the following seven general areas in order to improve and enhance our existing workflow solutions, including to develop new solutions that will enable us to more efficiently and effectively deliver our services to our customers. These efforts focus on:

  •
  Development of a secondary platform to be used by third parties for their provision of reads over our infrastructure regardless of what equipment is in use at each hospital and without having to travel between hospitals;

  •
  integrating our RIS with hospital information systems so that final reads can be delivered directly into the hospital's patient record without the need to manually reenter data;

  •
  increasing our ability to integrate our systems with those of our customers, regardless of their internal network systems;

  •
  enhancing our management of real time workflows to match hospital demands with the subspecialty capabilities of our affiliated radiologists;

  •
  refining our ability to manage our scheduling and report delivery time requirements;

  •
  enhancing the efficiency of our affiliated radiologists through refined workflow techniques; and

  •
  improving our administrative data management and workflow tools.

        Our proprietary software and workflow solutions are subject to pending patent applications and were developed by our software engineers located in our headquarters, at our Mountain View, California facility and in their home offices, which are located in several states.

Customers and Customer Service

        As of December 31, 2007, we provided services to 469 radiology practices serving 804 medical facilities. We believe that our customer retention rate confirms the benefits that our services provide to our customers. None of our customers represent more than 10% of our annual revenue.

        Our customer contracts typically have a one- or two-year term and automatically renew for successive terms unless earlier terminated pursuant to the terms of the contract. Our customer contracts specify the agreed upon coverage periods and whether preliminary and/or final reads will be provided. We charge an agreed upon per-read fee that, subject to certain conditions, may be changed by us by providing advance notice to the customer prior to the beginning of a new term. Invoices sent by us to our customers must be paid within 30 days of receipt. Subject to certain exceptions, our customer contracts provide that we are their exclusive provider of teleradiology services during the agreed upon hours of coverage. Our customers generally may not independently solicit our affiliated radiologists during the term of their customer contract and for a specified period of time thereafter. Our customer contracts generally provide for indemnification for claims arising out of negligence or material breach of the contract.

        After we sign a contract with a customer, we assign one of our dedicated customer account service representatives to cover that customer. Our account service representatives serve as the primary contact with the customer during our service installation phase. Following installation, our account service representatives serve as our primary liaison with our customers for all service issues and for adding additional sites, coverage hours or other expanded services.

Our Competition

        The market for teleradiology is highly competitive, rapidly evolving and fragmented, and is subject to changing technology and market dynamics. We compete directly with both large and small-scale service providers who offer local, regional and national operations. We believe that our principal competitor is Nighthawk Radiology Holdings, Inc., which completed its initial public offering in 2006. We believe that the principal competitive factors in our market include:

  •
  reputation of the service provider;

  •
  reliability of coverage and quality of services provided;

  •
  qualifications, experience and subspecialty training of the affiliated radiologists providing the services;

  •
  ability to furnish both preliminary and final reads;

  •
  number of affiliated radiologists licensed in relevant states;

  •
  price of services;

  •
  turnaround times required to complete and return reads;

  •
  quality of customer support;

  •
  level of detail provided in preliminary reads;

  •
  quality and reliability of service-provider technology and workflow infrastructure;

  •
  technological innovation;

  •
  sales and marketing capabilities of the service provider; and

  •
  financial stability of the service provider.

        We believe that our solution provides us with advantages over our competitors in both recruitment of radiologists and provision of services. However, we cannot assure you that our competitors will not develop services that are more attractive than ours or that our competitors will not achieve greater market acceptance for their services than we are able to achieve for ours. The industry in which we operate is highly competitive, and we expect competition to increase in the future, which will make it more difficult for us to sell our services and may result in pricing pressure, reduced revenue and reduced market share.

Sales and Marketing

Sales

        Our direct sales force is our primary means of selling our services. We employ 14 telesales and field sales professionals who are organized by geographic regions in the United States. Our sales professionals focus their efforts on radiology practices, hospitals, clinics and diagnostic imaging centers. In addition, we have acquired, and we expect to continue to acquire, new customers as a result of referrals from our existing customers. In compliance with applicable federal and state anti-kickback legislation, we do not compensate our customers or others for referrals.

Marketing

        Through our marketing efforts, we seek to reach the following objectives: (i) build customer awareness of our brand, service offerings and value propositions; (ii) generate qualified sales leads; (iii) retain beneficial relationships with customers, our affiliated radiologists and employees; (iv) attract and recruit top industry talent to become our affiliated radiologists and our employees; and (v) raise overall awareness of our Company's name as a leading provider of teleradiology to radiology practices, hospitals, clinics and diagnostic imaging centers across the United States.

        In order to reach our marketing objectives, we are actively utilizing:

    •
    lead generation programs, including search engine marketing campaigns, advertising in leading industry trade publications, paid placement advertising on select industry web sites, and targeted direct mail campaigns to radiology practices, hospitals, clinics and diagnostic imaging centers;

    •
    brand awareness building activities, including a quarterly Company-mailed newsletter to more than 3,000 industry professionals and ongoing public relations announcements;

    •
    participation in, and sponsorship of, numerous radiology conferences, educational events and industry trade shows; and

    •
    our external web site as a primary lead generation tool, recruiting tool and centralized source of information about our Company and our services.

Our Corporate Structure

        VRC was formed through a merger between Virtual Radiologic Consultants, Inc., a Minnesota corporation, and Virtual Radiologic Consultants, Inc., a Delaware corporation, that was consummated on May 2, 2005. On January 1, 2006, Virtual Radiologic Consultants, Inc., a Delaware corporation and the surviving entity in the merger, changed its name to Virtual Radiologic Corporation. VRP, a Delaware limited liability company, is the successor by merger to Virtual Radiologic Professionals, PLC, a Minnesota professional limited liability company, which was the successor to Virtual Radiologic Consultants, LLC, a Delaware limited liability company organized in 2001 to engage in the provision of teleradiology. VRP is the physician-owned practice that contracts with our affiliated radiologists for the provision of their services to fulfill customer contracts held by VRC or our other Affiliated Medical Practices. In addition, VRC has a wholly owned and consolidated subsidiary, VRL, formed under the laws of England and Wales and located in London, England.

        Our services are provided to our customers by VRC and our Professional Corporations. VRC owns and operates the technical infrastructure over which our business is conducted. VRC contracts with our customers for the provision of our services in those jurisdictions in which we believe that it is lawful for a business corporation to contract for the provision of medical services, including providing reads. The services we provided directly through contracts between VRC and our customers represented $46.5 million, or 54% of our revenues for the year ended December 31, 2007. In those states in which only a physician-owned professional corporation may contract to provide medical services, the Professional Corporations contract with our customers to provide teleradiology services in those jurisdictions. The Professional Corporations collectively hold customer contracts that represented $39.8 million, or 46% of our revenues for the year ended December 31, 2007.

        VRP is VRC's Affiliated Medical Practice that provides all radiologist services necessary to fulfill customer contracts held by VRC and the Professional Corporations. VRP is owned by Dr. Sean Casey, Dr. Eduard Michel, Dr. Gary Weiss and Dr. David Hunter. Dr. Casey is currently the Chief Executive Officer and Chairman of the Board of Directors of VRC, and Dr. Michel is currently the Medical Director of VRC and is a member of the Board of Directors of VRC. Dr. Casey, Dr. Michel, Dr. Weiss and Dr. Hunter are each stockholders of VRC.

        The Professional Corporations are professional corporations wholly-owned by Dr. Casey. Each of the Professional Corporations is incorporated or qualified to do business in a state where only a physician-owned professional corporation may contract to provide medical services, including providing reads. Pursuant to management services agreements between VRC and each of the Professional Corporations, VRC provides all of the management services necessary for the operations of each of the Professional Corporations and licenses VRC's technology infrastructure to each of the Professional Corporations. Each of the Professional Corporations pay VRC a management and license fee for each read performed on its behalf over VRC's teleradiology infrastructure. In addition, VRC and each of the Professional Corporations have contracted with VRP for the provision of physician services to fulfill customer contracts held by the Professional Corporations and pays VRP a fixed fee per read performed, which is established annually by the Board of Directors of VRC and the Professional Corporations and is intended to cover the cost of physician compensation paid to our affiliated radiologists and the cost of malpractice insurance.

Governmental Regulation and Oversight

        The healthcare industry is highly regulated. Our ability to operate profitably will depend in part upon the ability of us, our affiliated radiologists and our customers to obtain and maintain all necessary licenses and other approvals to comply with applicable healthcare regulations. We believe that healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law, and we are likely to be required to modify our operations from time to time as the business and regulatory environment changes. Although we believe that we are operating in compliance with applicable federal and state laws, neither our current nor anticipated business operations have been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations. Future changes in healthcare regulation are difficult to predict and may constrain or require us to restructure our operations, which could negatively impact our business and operating results.

Physician Licensure Laws

        The practice of medicine, including the practice of radiology and teleradiology, is subject to state licensure laws, regulations and approvals. Physicians located in one state who provide professional medical services to a patient located in another state via a telemedicine system must ordinarily hold a valid license to practice medicine in both the state where the physician is located and the state in which the patient is located. We have established a system for ensuring that our affiliated radiologists are appropriately licensed under applicable state law. If we are unable to obtain proper physician licenses or hospital credentials on behalf of our affiliated radiologists, or if our affiliated radiologists lose those licenses or credentials, our business, financial condition and results of operations may be negatively impacted.

Corporate Practice of Medicine

        Generally, corporate practice of medicine laws prohibit anyone but a duly licensed physician from exercising control over the medical judgments or decisions rendered by another physician. Given that general prohibition, some states permit a business corporation to hold, directly or indirectly, customer contracts for the provision of medical services, including radiology and teleradiology, and to own a medical practice that provides such services, provided that only physicians exercise control over the medical judgments or decisions of other physicians. Other states, including more populous states such as New York, Illinois, Texas, California and certain others, have more specific and stringent prohibitions. In such states, not only must the individual physician be licensed, but the medical practice by whom the physician is employed or engaged as an independent contractor must itself be licensed or otherwise qualified to do business. Moreover, the laws of such states prohibit anyone but a physician who is duly licensed in such state from owning any interest in a medical practice that is incorporated or doing business in such state or the state of incorporation. Failure to comply with these laws could have material and adverse consequences, including the judicially sanctioned refusal of third party payers to pay for services rendered, the absolute right of customers to immediately repudiate the contract for services, malpractice claims against the provider, and possibly the hospital, based upon violation of a statute designed to protect the public, as well as civil or criminal penalties.

        We believe that we are in compliance with the corporate practice of medicine laws in each state in which our Affiliated Medical Practices and affiliated radiologists provide medical services. Each of our Affiliated Medical Practices is duly licensed or qualified as a medical practice or foreign corporation in the states where such license or qualification is required. Each of our Affiliated Medical Practices is wholly owned by physicians who are properly licensed in the state where such license is required. We do not exercise control over the medical judgments or decisions of our affiliated radiologists. Our QA Committee consists entirely of licensed medical practitioners. While we believe we are in compliance with the requirements of the corporate practice of medicine laws in each state where our Affiliated Medical Practices and our affiliated radiologists provide services, these laws and their interpretations are continually evolving and may change in the future. Moreover, these laws and their interpretations are generally enforced by state courts and regulatory agencies that have broad discretion in their enforcement. If our arrangements with our affiliated radiologists or our customers are found to violate state laws prohibiting the practice of medicine by general business corporations or fee splitting, our business, financial condition and ability to operate in those states could be adversely affected.

Fee Splitting

        Many states have also enacted laws prohibiting a physician from splitting fees derived from the practice of medicine with anyone else. We believe that the management, administrative, technical and other non-medical services we provide to each of our Affiliated Medical Practices for a service fee does not constitute fee splitting. Our belief notwithstanding, these laws and their interpretations also vary from state to state and are also enforced by state courts and regulatory authorities that have broad discretion in their enforcement. If our arrangements with our affiliated radiologists or our customers are found to violate state laws prohibiting the practice of medicine by general business corporations or fee splitting, our business, financial condition and ability to operate in those states could be adversely affected.

Medicare and Medicaid Reimbursement Programs

        While most of our affiliated radiologists are located within the United States, and are therefore generally eligible to submit to Medicare and state Medicaid programs for reimbursement for services performed, a minority of them are located outside of the United States. Professional radiology interpretation services performed from a location outside of the United States are generally not reimbursable by the Medicare program and certain state Medicaid programs. Since Medicare and state Medicaid programs will only reimburse for a final read, none of the preliminary reads that are provided by our affiliated radiologists are reimbursable. Instead, we derive our revenue from the service fees paid to us or our Affiliated Medical Practices by our customers and from the management fees paid to us by our Affiliated Medical Practices. Where our affiliated radiologists provide final reads that are reimbursable under these programs, we are still paid by our customer who accepts reassignment and bears the risk of loss of reimbursement. As a result, our service fees do not fluctuate or change based solely on changes in Medicare or Medicaid reimbursement levels.

        Medicare reimbursement rules generally provide that the proper Medicare carrier to pay physician claims is the Medicare carrier for the region in which the physician or practice providing the service is located rather than the Medicare carrier for the region in which the patient receiving the services is located. Many of our affiliated radiologists are located in a Medicare region that is different from the Medicare region in which the patient and treating hospital are located. It may be necessary for our customers to enroll with additional Medicare carriers in order to properly submit claims for reimbursement. Alternatively, we may submit those claims. Under such circumstances, we would continue to be paid by our customers, but would remit to them any funds that we received from Medicare. In order to accomplish this, it is necessary that we and our affiliated radiologists properly comply with the Medicare carrier claims submission procedures and properly remit funds to our customers. We have only recently completed all of the steps permitting us to file claims with some Medicare carriers and are awaiting approval from other carriers to begin submitting claims. We are unable to estimate when we will receive permissions from the remaining Medicare carriers, and extended delays could have a material adverse effect on our customers or our relationship with our customers and in turn on our business and results of operations. The Center for Medicare and Medicaid Services, or CMS, has recently stated that for certain interpretation services provided to certain customers, reimbursement will be based upon the location of the interpreting physician, yet that reimbursement will be made by the Medicare carrier for the region in which the patient and facility are located. Whether this policy will be expanded to other types of interpretation services and facilities is unclear. See "Risk Factors—Medicare and Medicaid rules governing reassignment of payments could affect our customers' ability to collect fees for services provided by our affiliated radiologists and our ability to market our services to our customers."

Federal False Claims Act

        The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has knowingly made a false statement or knowingly used a false record to have a claim approved. Federal courts have ruled that a violation of the anti-kickback provision of the Stark statute can serve as the basis for the Federal False Claims Act suit. The Federal False Claims Act further provides that a lawsuit brought under that act may be initiated in the name of the United States by an individual who was the original source of the allegations, known as the relator. Actions brought under the Federal False Claims Act are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government and the court. Therefore, it is possible that lawsuits have been filed against us of which we are unaware. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of the violator.

        Historically, our customers, and not us, billed and received payments from Medicare and/or Medicaid for the professional services provided by our affiliated radiologists. In some instances, our customers and affiliated radiologists indicated that the practice location where the professional services occurred was the same as the address of the medical facility where the image was obtained for the purposes of submitting the applicable claims for reimbursement. It is possible that CMS may take the position that claims submitted for reimbursement indicating the practice location as the same as the address of the medical facility where the image was obtained were not properly filed and, in such event, the Federal False Claims Act may be implicated. In 2006 and 2007, we revised our billing practices and we, instead of our customers, began in most cases to submit claims for reimbursement to Medicare and

Medicaid directly. In those claims, we identify the practice location as the location where the image is interpreted by our affiliated radiologists and we remit the collected proceeds to our customers.

        Under the Federal False Claims Act, we may be liable if we or one of our customers submitted a false claim. If we were found to have violated these rules and regulations and, as a result, submitted or caused our customers to submit a false claim, any sanctions imposed under the Federal False Claims Act could result in substantial fines and penalties or exclusion from participation in federal and state healthcare programs, which could have a material adverse effect on our business and financial condition. If we are excluded from participation in federal or state healthcare programs, our customers who participate in those programs could not do business with us.

        Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and regulations, including laws and regulations that govern our activities and the activities of teleradiologists. These increased enforcement activities may have a direct or indirect adverse affect on our business, financial condition and results of operations.

        Additionally, some state statutes contain prohibitions similar to and possibly even more restrictive than the Federal False Claims Act. These state laws may also empower state administrators to adopt regulations restricting financial relationships or payment arrangements involving healthcare providers under which a person benefits financially by referring a patient to another person. We believe that we are operating in compliance with these laws. However, if we are found to have violated such laws, our business, results of operations and financial condition would be harmed.

Federal and State Anti-kickback Prohibitions

        Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or with the purpose to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or with the purpose to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce, the referral of patients to private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from participating in federal or state healthcare programs. We believe that we are operating in compliance with applicable federal and state anti-kickback laws and that our contractual arrangements with our customers are structured in a manner that is compliant with such laws. Enforcement of federal and state anti-kickback laws could affect our business, operations or financial condition.

Physician Self-Referral Prohibitions

        The federal physician self-referral statute, known as the "Stark" statute, prohibits a physician from making a referral for certain designated health services, including radiology services, to any entity with which the physician has a financial relationship, unless there is an exception in the statute that allows the referral. The entity that receives a prohibited referral from a physician may not submit a bill to Medicare for that service. Many state laws prohibit physician referrals to entities with which the physician has a financial interest, or require that the physician provide the patient notice of the physician's financial relationship before making the referral. There is a risk that an investment in our shares by our affiliated radiologists, including the distribution of any profits to our affiliated radiologists, the use of our equipment by physicians who own our securities, any assistance from healthcare providers in acquiring, maintaining or operating digital diagnostic imaging equipment, the marketing of our affiliated radiologists' services or our compensation arrangements with our affiliated radiologists, could be interpreted as a violation of the federal Stark statute or similar state laws, if we were to accept referrals from our affiliated radiologists. Violation of the Stark statute can result in substantial civil penalties for both the referring physician and any entity that submits a claim for a healthcare service made pursuant to a prohibited referral. We believe that all of our customer arrangements are in compliance with the Stark statute. However, these laws could be interpreted in a manner inconsistent with our operations. Federal or state self-referral regulation could impact our arrangements with certain customers.

Health Insurance Portability and Accountability Act of 1996

        HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with individuals or entities who have been excluded from participation in the Medicare or Medicaid programs. We perform background checks on our affiliated radiologists and we do not believe that we engage or contract with any excluded individuals or entities. However, a finding that we have violated this provision of HIPAA could have a material adverse effect on our business and financial condition.

        HIPAA also establishes several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payers of healthcare services. These provisions are intended to punish some of the same conduct in the submission of claims to private payers as the Federal False Claims Act covers in connection with governmental health programs. We believe that our services have not historically been provided in a way that would place either our clients or ourselves at risk of violating the HIPAA anti-fraud statutes, including those in which we may be considered to receive an indirect reimbursement because of the reassignment by us to our customers of the right to collect for final reads. We have recently entered into an agreement with a hospital that is subject to an integrity order by the Health and Human Services—Office of the Inspector General, or HHS-OIG, that requires the hospital to ensure that each subcontractor to the hospital fully complies with HIPAA and the terms of the integrity order, including written policies and procedures assuring compliance, and subjects each subcontractor to audit at the determination of the HHS-OIG. We could be vulnerable to prosecution under these statutes if any of our customers deliberately or recklessly submits claims that contain false, misleading or incomplete information.

        In addition, the administrative simplification provisions of HIPAA require the promulgation of regulations establishing national standards for, among other things, certain electronic healthcare transactions, the use and disclosure of certain individually identifiable patient health information and the security of the electronic systems maintaining this information. These are commonly known as the HIPAA transaction and code set standards, privacy standards, and security standards, respectively.

        The administrative provisions of HIPAA direct the federal government to adopt national electronic standards for automated transfer of certain healthcare data among healthcare payers, plans and providers. HIPAA is designed to enable the entire healthcare industry to communicate electronic data using a single set of standards. We are a "covered entity" under HIPAA and, as such, we must operate in compliance with the electronic transaction code standards, privacy standards and security standards. We are also a "business associate" under HIPAA because we perform services for or on behalf of other covered entities. We have developed policies, procedures and systems for handling patient health information that we believe are in compliance with the requirements of HIPAA. We also have recently undergone a HIPAA Risk Assessment and Audit conducted by an independent third party. The results of the audit showed us to be in full compliance with all applicable HIPAA requirements. Enforcement of state and federal regulations concerning the privacy and security of patient information may adversely affect our business, financial condition or operations.

Federal Deficit Reduction Act of 2005

        The Federal Deficit Reduction Act of 2005, or the DRA, requires that medical providers receiving more than $5.0 million in annual Medicaid payments from a specific state must establish certain written policies to be disseminated to that provider's employees, contractors and agents. The written policies required by the DRA include information about the Federal False Claims Act, administrative remedies under the Program Fraud Civil Remedies Act, state and local laws regarding false claims for those localities in which the practice operates, and the protections given to whistleblowers under such laws. We believe that we are not currently subject to the informational and educational mandates of the DRA because we do not now receive more than the requisite amount of Medicaid payments from any state; however, we have developed written policies and procedures addressing the requirements of the DRA and we believe that we will be able to efficiently comply with the DRA's requirements in the event that the DRA becomes applicable to us.

Our Intellectual Property

        Our principal intellectual property assets include our brand, our proprietary business processes and our proprietary software technology. We rely on trade secret and unfair competition laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect these assets. We currently do not hold any patents with respect to our technology. We have filed seven provisional patent applications, one utility patent application and one international patent application covering certain aspects of our business processes and proprietary workflow software, and one foreign patent application, and we may file additional applications in the future. We have copyrights to our proprietary software programs and may federally register these copyrights in the future.

        We enter into confidentiality and proprietary rights agreements with our employees, affiliated radiologists, consultants and other third parties, and we control access to our software, documentation and other proprietary information.

        We currently hold a non-exclusive, non-transferable license for certain image management software that we use in our workflow from Fujifilm Medical Systems U.S.A., or Fujifilm, a minority stockholder of VRC. Under the terms of the revised licensing agreement, Fujifilm agrees to provide maintenance, support and updates for the licensed software. When we update or enhance certain features of our workflow system, we are dependent upon Fujifilm to make corresponding enhancements to the licensed software in order to accommodate our enhancements. In the event that Fujifilm fails, or is unable, to make any such enhancements to the licensed software, our ability to effectively update and enhance our workflow system could be limited. The license agreement provides for an initial term of two years and automatically renews for additional one year terms, unless earlier terminated. Under the terms of the licensing agreement, either party may terminate the agreement for cause upon 30 days' written notice and opportunity to cure. Fees paid under this agreement are calculated on a per read basis and vary depending on the modality of the read. Additionally, these per-read fees may be reduced if, at our option, we choose to guarantee an aggregate minimum amount of fees to Fujifilm. Since the inception of the prior licensing agreement in 2003 through December 31, 2007, we have incurred approximately $3.0 million in licensing fees under this agreement.

        If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third party technologies that are incorporated into some elements of our services. Licenses for third party technologies may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, which may significantly harm our competitive position and decrease our revenues. See "Risk Factors—Risks Related to Our Business—We are currently subject to, and we may in the future become subject to additional intellectual property rights claims, which could harm our business and operating results."

Employees and Independent Contractors

        As of December 31, 2007, we had 245 employees. None of our employees are covered by labor agreements or affiliated with labor unions. As of December 31, 2007, we had 112 affiliated radiologists providing services to our customers, each of whom is an independent contractor with us. We consider our relationships with our employees and independent contractors to be satisfactory.

Website

        Our website is www.virtualrad.com and can be used to access, free of charge, through the investor relations section, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our website also contains certain of our governance policies. The information on our website is not incorporated as a part of this report. The public can also obtain copies of these reports by visiting the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's website at http://www.sec.gov.

ITEM 1A.    Risk Factors

We have incurred operating losses and net losses in the past and may incur additional losses in the future. If we fail to increase our revenues to offset our expenses, our recent profitability may not continue.

        We have incurred operating losses in the past and we may incur additional operating losses in the future. We incurred operating losses of approximately $2.8 million in 2005, while generating operating income of $0.5 million and $9.2 million in 2006 and 2007, respectively. We have also incurred net losses of approximately $1.5 million in 2005, $0.5 million in 2006 and net income of $3.5 million in 2007. As of December 31, 2007, we had an accumulated deficit of approximately $39.9 million, primarily due to the payment of a one-time dividend of $39.9 million during the third quarter of 2007. In addition, we expect our operating expenses to increase in the future as we expand our sales and marketing activities, increase our technology development efforts, hire additional personnel and comply with the requirements related to being a public company. If we cannot increase our revenues enough to offset these expected increased expenses, or the increase in expenses exceeds our expectations, our recent profitability may not continue.

The industry in which we operate is highly competitive, and we expect competition to increase in the future, which will make it more difficult for us to sell our services and may result in pricing pressure, reduced revenue and reduced market share.

        The market for teleradiology is new, rapidly evolving and intensely competitive. We expect competition may intensify in the future, since barriers to entry for any licensed radiologist are not significant and the necessary technology is reasonably accessible. We compete directly with both large and small-scale service providers who offer local, regional and national operations. We believe that our principal competitor is Nighthawk Radiology Holdings, Inc., which completed its initial public offering in 2006. Certain of our competitors, including Nighthawk Radiology Holdings, Inc., may be better known in the marketplace. Some of our competitors may offer their services at a lower price, which may result in pricing pressure. If we are unable to maintain our current pricing, our operating results could be negatively impacted. Moreover, pricing pressures and increased competition could result in reduced revenue and reduced profits.

        In addition, if one or more of our competitors were to merge or partner with another of our competitors (for example, Nighthawk Radiology Holdings, Inc. acquired our other principal competitor, The Radlinx Group, in 2007) or if companies larger than we are enter the market through internal expansion or acquisition of one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. These competitors could have established customer relationships and greater financial, technical, sales, marketing and other resources than we have, and could be able to respond more quickly to new or emerging technologies or devote greater resources to the development, promotion and sale of their services. This competition could harm our ability to sell our services, which could lead to lower prices, reduced revenue and, ultimately, reduced market share.

We have a limited operating history, and the industry in which we operate continues to develop.

        We have a limited operating history in an emerging industry. As a result, our current business and future prospects are difficult to evaluate. You should consider us a company that is in the development stage, and subject to all of the ordinary risks associated with a new company in a rapidly evolving market. These risks include our need to:

  •
  attract additional customers;

  •
  continue to provide high levels of service quality to customers as we expand our business;

  •
  quickly engage and integrate new radiologists and other key personnel;

  •
  manage rapid growth in personnel and operations;

  •
  respond to changing technologies and customer preferences;

  •
  effectively manage our medical liability risk; and

  •
  develop new services that complement our existing business.

        We may not be able to successfully address these risks. Failure to adequately do so would harm our business and cause our operating results to be negatively impacted. Furthermore, our limited operating history has resulted in revenue growth rates that we may not be able to sustain, and therefore may not be indicative of our future results of operations. As a result, the price of our common stock could decline.

Our inability to effectively manage our growth could adversely affect our business and our operating results.

        We are currently experiencing a period of rapid growth in our headcount and operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We also anticipate that further growth will be required to address increases in the scope of our operations and size of our customer base. Our success will depend in part upon the ability of our current senior management team to effectively manage this growth, as well as to effectively manage the transition to being a publicly traded company. Our management will be required to devote considerable time to this process, which will reduce the time our management will have to implement our business and expansion plans.

        To effectively manage our business and planned growth, we must continue to improve our operational, financial and management processes and controls and our reporting systems and procedures. Furthermore, the additional headcount we are adding will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we are unable to effectively manage our growth, our expenses may increase more than expected, our revenues could decline or grow more slowly than expected and we may be unable to implement our business strategy.

We are currently subject to, and we may in the future become subject to additional, intellectual property rights claims, which could harm our business and operating results.

        The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. On July 31, 2007, Merge eMed, Inc., or Merge, filed a complaint against VRC in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that VRC has willfully infringed on certain of Merge's patents relating to teleradiology. Merge is seeking treble damages as well as its costs and legal fees in pursuing the action. Merge has asked the court for an injunction, ordering us to cease the alleged infringement of their patents, and also that the case be tried before a jury. While we are continuing to evaluate Merge's allegations, we intend to defend against its claim and we may incur substantial costs in doing so. On September 14, 2007, we filed a Request for Reexamination with the United States Patent and Trademark Office, or PTO, for the patents that Merge has asserted against us, asking the PTO to reexamine the validity of the Merge patents based upon certain prior art. The PTO granted our reexamination request in November 2007. Also in November 2007, we filed a motion with the United States District Court for the Northern District of Georgia, Atlanta Division, asking the court to stay the proceeding that Merge has commenced in that court pending the outcome of the PTO reexamination. On December 11, 2007, the court granted our motion to stay the patent suit pending the outcome of the reexamination. In February 2008, subsequent to the grant of the stay by the court, we filed an additional Request for Reexamination with the PTO for these same patents based on additional prior art. There is no assurance that the PTO will grant this additional request. We are unable to predict the outcome of this proceeding and we may become subject to a damage award, which could cause us to incur additional losses and adversely impact our financial position, results of operations and/or our cash flows. In addition, we may be required to seek to re-engineer our technology, to obtain licenses from Merge to continue using our technology without substantial re-engineering, or to seek to remove the accused functionality or feature as a result of the Merge claim. We could also be forced to take similar measures in the event that another party asserts that our technology violates that party's proprietary rights or if a court holds that our technology violates such rights.

        In addition, we license software and systems from third parties under agreements that typically provide that the licensor will indemnify us against infringement claims by third parties. Notwithstanding such indemnification, if we become involved in intellectual property litigation it will be expensive and time consuming and could divert management's attention away from running our business.

        Monitoring potential infringement of our intellectual property rights and defending or asserting our intellectual property rights may entail significant expense. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

If we are unable to recruit and retain a sufficient number of qualified radiologists, our future growth would be limited and our business and operating results would be negatively impacted.

        Our success is highly dependent upon the continuing ability of VRP to recruit and retain qualified radiologists to perform radiological services for us despite the current shortage of radiologists in the medical profession. We face competition for radiologists from other healthcare providers, including radiology practices, research and academic institutions, government entities and other organizations. The competitive demand for radiologists may require us in the future to offer higher compensation in order to secure the services of radiologists. As a result, our compensation expense for our affiliated radiologists may increase and if we were not able to offset any such increase by increasing our prices, this could have a material adverse effect on our results of operations. An inability to recruit and retain radiologists would have a material adverse effect on our ability to grow and would adversely affect our results of operations.

If we are unable to obtain proper physician licenses or hospital credentials on behalf of our affiliated radiologists, or if our affiliated radiologists lose those licenses or credentials, our business, financial condition and results of operations may be negatively impacted.

        Pursuant to hospital policies, each of our affiliated radiologists must be granted credentials to practice at each hospital from which the radiologist receives radiological images and, pursuant to state regulations, each of our affiliated radiologists must hold a license in good standing to practice medicine in the state in which the hospital is located and in the state in which the doctor is located. The requirements for obtaining and maintaining hospital credentials and state medical licenses vary significantly among hospitals and states. If a hospital or state restricts or impedes the ability of physicians located outside that particular state to obtain credentials or a license to practice medicine at that hospital or in that state, the market for our services could be reduced. For the year ended December 31, 2007, approximately 45.4% of our revenues from reads were generated from customers located in Texas (11.1%), New York (8.6%), Massachusetts (8.2%), Missouri (6.3%), California (5.9%) and Illinois (5.3%). Thus, any change in the requirements for obtaining and maintaining physician licenses and hospital credentials in those states in particular could have an adverse effect on our results of operations. While we maintain a staff of specially trained employees to process the necessary applications to obtain these licenses and credentials, any delay in obtaining new licenses or credentials could create a shortage of affiliated radiologists available to perform reads for a particular customer. In addition, any loss of existing credentials or medical licenses held by our affiliated radiologists could impair our ability to serve our existing customers and could have a material adverse effect on our business, financial condition and results of operations.

If our affiliated radiologists are characterized as employees, we would be subject to employment and withholding liabilities.

        Through our Affiliated Medical Practices, we structure our relationships with our affiliated radiologists in a manner that we believe results in independent contractor relationships, not employee relationships. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. If tax or regulatory authorities or state or federal courts were to determine that our affiliated radiologists are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our affiliated radiologists are our employees would materially harm our business and operating results.

We may be unable to enforce non-compete agreements with our affiliated radiologists.

        The independent contractor agreements with our affiliated radiologists typically provide that the radiologists may not engage in the teleradiology business, subject to certain exceptions, for a period of time, typically one year, after the agreements terminate. These covenants not to compete are enforceable to varying degrees from jurisdiction to jurisdiction. In most jurisdictions, a covenant not to compete will be enforced only to the extent that it is necessary to protect the legitimate business interest of the party seeking enforcement, that it does not unreasonably restrain the party against whom enforcement is sought and that it is not contrary to the public interest. This determination is made based upon all of the facts and circumstances of the specific case at the time enforcement is sought. It is unclear whether our interests will be viewed by courts as the type of protected business interest that would permit us to enforce non-competition covenants against our affiliated radiologists. Because our success depends in substantial part on our ability to preserve the services of our affiliated radiologists, a determination that these provisions are not enforceable could have a material adverse effect on us.

We are dependent upon certain key employees and the loss of their services may prevent us from implementing our business plan in a timely manner.

        Our success depends largely upon the continued services of Sean Casey, M.D., our Chief Executive Officer, Chairman of the Board of Directors and founder. The loss of Dr. Casey could have a material adverse effect on our business, financial condition and results of operations. We are also dependent, to a lesser extent, on the services of our other executives and employees, the loss of whose services may also have such effects. In addition, the search for replacements could be time consuming and could distract our management team from the day-to-day operations of our business.

If we are unable to implement and maintain an effective system of internal controls, our ability to report our financial results in a timely and accurate manner, and to comply with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, may be adversely affected.

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting, including disclosure controls and procedures. In particular, we must perform system and process evaluation and testing on our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act commencing with the year ending December 31, 2008.

        In connection with their audit of our consolidated financial statements for the year ended December 31, 2005 and reviews of our financial statements for certain interim quarterly periods in 2006, our independent registered public accounting firm determined material weaknesses existed in our internal controls over financial reporting because we lacked a sufficient complement of accounting personnel with an appropriate level of knowledge to account for certain complex, non-routine transactions, including non-employee stock-based compensation, variable interests and preferred stock financing transactions. These material weaknesses resulted in the previously disclosed restatement of our 2004 and 2005 consolidated annual financial statements, and the restatement of our financial statements for certain interim periods in 2006. Our management has taken steps to address these material weaknesses and improve our internal controls over financial reporting, including the hiring and training of additional experienced financial personnel and the implementation of additional internal control policies and procedures; accordingly, as of June 30, 2007, we were able to remediate the previously identified material weakness.

        We may in the future discover areas of our internal controls that need improvement. We cannot be certain that any remedial measures we take will ensure that we are able to implement and maintain adequate internal controls over our financial reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our financial reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified opinion regarding the effectiveness of our internal controls over financial reporting for the year ending December 31, 2008 and in future periods as required by Section 404, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the Securities and Exchange Commission, or the SEC, or other regulatory authorities.

Interruptions or delays in our or our customers' information systems or in network or related services provided by third party suppliers could impair the delivery of our services and harm our business.

        Our operations depend on the uninterrupted performance of our information systems, which are dependent in part on systems provided by third parties over which we have little control. Failure to maintain reliable information systems, or the occurrence of disruptions in our information systems, could cause delays in our business operations that could have a material adverse effect on our business, financial condition and results of operations. We have infrequently experienced downtime due to disruptions in services provided by a third party or associated with implementation of improvements to our system. Although our systems have been designed around industry-standard architecture to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to risks such as internet service denial attacks, security breaches, natural catastrophes affecting the geographic availability of internet access, unreliable internet performance due to increased traffic over the internet, or changes in internet protocols that render the technologies we rely on inefficient. Despite any precautions that we may take, the occurrence of such risks or other unanticipated problems could result in lengthy interruptions in our services. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and brand and could cause customers to believe that our systems are unreliable, leading them to switch to our competitors. In addition, if any of our customers experience any problems with respect to their own internal information technology infrastructure, this could lead to a decrease in the number of reads they ask us to perform on their behalf. Because our customers use our services for critical healthcare needs, any system failures could result in damage to our customers' businesses and reputations. These customers could seek significant compensation from us for their losses. Any claim for compensation, even if unsuccessful, would likely be time consuming and costly for us to resolve.

If our security measures are breached and unauthorized access is obtained to patient or customer data, we may face liabilities and our system may be perceived as not being secure, causing customers to curtail or stop using our services, which could lead to a decline in revenues.

        We are required to implement administrative, physical and technological safeguards to ensure the security of the patient data that we create, process or store. These safeguards may fail to ensure the security of patient or customer data, thereby subjecting us to liability, including civil monetary penalties and possible criminal penalties. If our security measures are breached, whether as a result of third party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to patient or customer data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access to systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

Any failure to protect our intellectual property rights in our workflow technology could impair its value and our competitive advantage.

        We rely heavily on our proprietary workflow software to transmit radiological images to the appropriately licensed and credentialed radiologist who is best able to provide the necessary clinical insight in the least amount of turnaround time. If we fail to adequately protect our intellectual property rights, our competition may gain access to our technology and our business may be harmed. We currently do not hold any patents with respect to our technology. We have filed seven provisional patent applications, one utility patent application and one international patent application covering certain aspects of our business processes and proprietary workflow software and we may file additional applications in the future. However, we may be unable to obtain patent protection for this technology.

Many of our intellectual property rights, including licenses for certain software and systems, are not exclusive or proprietary and may be imitated or purchased by competitors.

Our ability to update our workflow technology may be limited because we are dependent upon a third party to make corresponding enhancements to its software.

        We license certain image management software from Fujifilm, a minority stockholder of VRC. We do not own the source code for the software that we license from Fujifilm. Therefore, when we make certain updates or enhancements to our workflow system, we are dependent upon Fujifilm to provide similar enhancements to the licensed software in order to accommodate the enhancements to our system. Fujifilm owns all rights in its software and all enhancements and modifications to its software. In the event that Fujifilm fails, or is unable, to make any such enhancements to the licensed software, our ability to effectively update and enhance our workflow system could be limited.

If our arrangements with our affiliated radiologists or our customers are found to violate state laws prohibiting the practice of medicine by general business corporations or fee splitting, our business, financial condition and ability to operate in those states could be adversely affected.

        The laws of many states, including states in which our affiliated radiologists perform medical services, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into agreements with our affiliated radiologists pursuant to which they render professional medical services. In addition, we enter into agreements with our customers to deliver professional radiology interpretation services in exchange for a service fee. We structure our relationships with our affiliated radiologists and our customers in a manner that we believe is in compliance with prohibitions against the corporate practice of medicine and fee splitting. While we have not received notification from any state regulatory or similar authorities asserting that we are engaged in the corporate practice of medicine or that the payment of service fees to us by our customers constitutes fee splitting, if such a claim were successful we could be subject to substantial civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements and our contractual arrangements may be unenforceable in that particular state. A determination that our arrangements with our affiliated radiologists and our customers violate state statutes, or our inability to successfully restructure these arrangements to comply with these statutes, could eliminate customers located in certain states from the market for our services, which would have a material adverse effect on our business, financial condition and operations.

As a result of our corporate structure, we are entirely dependent upon our Affiliated Medical Practices, which we do not own.

        We provide our services through contracts between our customers and us and through contracts between our customers and six of our Affiliated Medical Practices. However, we do not own our Affiliated Medical Practices. VRP, one of our Affiliated Medical Practices, is owned by Dr. Sean Casey, Dr. Eduard Michel, Dr. Gary Weiss and Dr. David Hunter. In addition, each of our other Affiliated Medical Practices is wholly owned by Dr. Casey. While the ownership of our Affiliated Medical Practices is subject to certain restrictions contained in management agreements between VRC and each of them, any change in our relationship, whether resulting from a dispute between the entities, a change in government regulation, or the loss of these Affiliated Medical Practices, could impair our ability to provide services and could have a material adverse affect on our business, financial condition and operations.

        Because many states prohibit the practice of medicine by a general business corporation, we have structured our operations and our relationship with our Affiliated Medical Practices such that approximately 46% of our revenue is generated from six of our Affiliated Medical Practices that perform services in such states. Accordingly, our revenue may be adversely affected by a change in our relationship with the Professional Corporations. Additionally, all of the medical services provided on behalf of us and the Professional Corporations are performed by independent contractor physicians under contract to VRP, and all compensation paid to such radiologists in consideration of those services is paid by VRP. Any disruption of the arrangement between us and VRP or our other Affiliated Medical Practices, whether resulting from a dispute between the entities, a change in government regulation, or otherwise, could have a material adverse effect on our business, financial condition and operations.

        We have concluded that we are required to consolidate the Affiliated Medical Practices for financial reporting purposes. Through consolidation, we recognize all net losses of each Affiliated Medical Practice in excess of the equity of that Affiliated Medical Practice. We recognize net earnings of each Affiliated Medical Practice only to the extent we are recovering losses previously recognized with respect to that Affiliated Medical Practice. Earnings of each Affiliated Medical Practice in excess of losses previously recognized by us with respect to that Affiliated Medical Practice are excluded from our earnings and are attributed to the respective equity owners of that Affiliated Medical Practice by recording such earnings as non-controlling interest on our consolidated financial statements. As a result of this ownership structure among us and our Affiliated Medical Practices, certain future profits or losses may not inure to the stockholders of VRC.

Enforcement of federal and state anti-kickback laws could affect our business, operations or financial condition.

        Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or with the purpose to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or with the purpose to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce, the referral of patients in private as well as government programs. There is a risk that an investment in our shares by our affiliated radiologists, including the distribution of any profits to our affiliated radiologists, the use of our equipment by physicians who own our securities, any assistance from healthcare providers in acquiring, maintaining or operating digital diagnostic imaging equipment, the marketing of our affiliated radiologists' services or our compensation arrangements with our affiliated radiologists may be considered a violation of these laws. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from participating in federal or state healthcare programs. If we are excluded from federal or state healthcare programs, our customers who participate in those programs would not be permitted to continue doing business with us. We believe that we are operating in compliance with applicable law and believe that our arrangements with providers would not be found to violate the anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with our operations.

Federal or state self-referral regulations could impact our arrangements with our affiliated radiologists.

        The federal physician self-referral statute, known as the "Stark" statute, prohibits a physician from making a referral for certain designated health services, including radiology services, to any entity with which the physician has a financial relationship, unless there is an exception in the statute that allows the referral. The entity that receives a prohibited referral from a physician may not submit a bill to Medicare for that service. Many state laws prohibit physician referrals to entities in which the physician has a financial interest, or require that the physician provide the patient notice of the physician's financial relationship before making the referral. There is a risk that an investment in our shares by our affiliated radiologists, including the distribution of any profits to our affiliated radiologists, the use of our equipment by physicians who own our securities, any assistance from healthcare providers in acquiring, maintaining or operating digital diagnostic imaging equipment, the marketing of our affiliated radiologists' services or our compensation arrangements with our affiliated radiologists, could be interpreted as a violation of the federal Stark statute or similar state laws, if we were to accept referrals from our affiliated radiologists. Violation of the Stark statute can result in substantial civil penalties for both the referring physician and any entity that submits a claim for a healthcare service made pursuant to a prohibited referral. In addition, federal courts have ruled that violations of the Stark statute can be the basis for a legal claim under the Federal False Claims Act. We believe that all of our customer arrangements are in compliance with the Stark statute. However, these laws could be interpreted in a manner inconsistent with our operations.

Because our customers submit claims to the Medicare program based on the services we provide, it is possible that a lawsuit could be brought against us or our customers under the Federal False Claims Act, and the outcome of any such lawsuit could have a material adverse effect on our business, financial condition and results of operations.

        The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to have a claim approved. Federal courts have ruled that a violation of the anti-kickback provision of the Stark statute can serve as the basis for the Federal False Claims Act suit. The Federal False Claims Act further provides that a lawsuit brought under that act may be initiated in the name of the United States by an individual who was the original source of the allegations, known as the relator. Actions brought under the Federal False Claims Act are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government and the court. Therefore, it is possible that lawsuits have been filed against us that we are unaware of or which we have been ordered by the court not to discuss until the court lifts the seal from the case. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of the violator.

        Historically, our customers, and not us, billed and received payments from Medicare and/or Medicaid for the professional services provided by our affiliated radiologists. In some instances, our customers and affiliated radiologists indicated that the practice location where the professional services occurred was the same as the address of the medical facility where the image was obtained for the purposes of submitting the applicable claims for reimbursement. It is possible that CMS may take the position that claims submitted for reimbursement indicating the practice location as the same as the address of the medical facility where the image was obtained were not properly filed and, in such event, the Federal False Claims Act may be implicated. In 2006 and 2007, we revised our billing practices and we, instead of our customers, began in most cases to submit claims for reimbursement to Medicare and Medicaid directly. In those claims, we identify the practice location as the location where the image is interpreted by our affiliated radiologists and we remit the collected proceeds to our customers.

        We believe that we are operating in compliance with the Medicare rules and regulations and, thus, the Federal False Claims Act. However, if we were found to have violated certain rules and regulations and, as a result, submitted or caused our customers to submit allegedly false claims, any sanctions imposed under the Federal False Claims Act could result in substantial fines and penalties or exclusion from participation in federal and state healthcare programs, which could have a material adverse effect on our business and financial condition. If we are excluded from participation in federal or state healthcare programs, our customers who participate in those programs could not do business with us.

        Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and regulations, including laws and regulations that govern our activities and the activities of teleradiologists.

These increased enforcement activities may have a direct or indirect adverse affect on our business, financial condition and results of operations.

        Additionally, some state statutes contain prohibitions similar to and possibly even more restrictive than the Federal False Claims Act. These state laws may also empower state administrators to adopt regulations restricting financial relationships or payment arrangements involving healthcare providers under which a person benefits financially by referring a patient to another person. We believe that we are operating in compliance with these laws. However, if we are found to have violated such laws, our business, results of operations and financial condition would be harmed.

Future changes in healthcare regulation are difficult to predict and may constrain or require us to restructure our operations, which could negatively impact our business and operating results.

        The healthcare industry is heavily regulated and subject to frequent changes in governing laws and regulations as well as to evolving administrative interpretations. Our business could be adversely affected by regulatory changes at the federal or state level that impose new requirements for licensing, new restrictions on reimbursement for medical services by government programs, new pretreatment certification requirements for patients seeking radiology procedures, or new limitations on services that can be performed by us. In addition, federal, state and local legislative bodies have adopted and continue to consider medical cost-containment legislation and regulations that have restricted or may restrict reimbursement to entities providing services in the healthcare industry and referrals by physicians to entities in which the physicians have a direct or indirect financial interest or other relationship. For example, Medicare recently adopted a regulation that limits the technical component of the reimbursement for multiple diagnostic tests performed during a single session at medical facilities other than hospitals. Any of these or future reimbursement regulations or policies could limit the number of diagnostic tests our customers order and could have a material adverse effect on our business.

        Although we monitor legal and regulatory developments and modify our operations from time to time as the regulatory environment changes, we may not be able to adapt our operations to address every new regulation, and such regulations may adversely affect our business. In addition, although we believe that we are operating in compliance with applicable federal and state laws, our business operations have not been scrutinized or assessed by judicial or regulatory agencies. We cannot assure you that a review of our business by courts or regulatory authorities would not result in a determination that adversely affects our operations or that the healthcare regulatory environment will not change in a way that will restrict our operations.

Enforcement of state and federal regulations concerning the privacy and security of patient information may adversely affect our business, financial condition or operations.

        The use and disclosure of certain healthcare information by healthcare providers and their business associates have come under increasing public scrutiny. Recent federal standards under HIPAA establish rules concerning how individually identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues and HIPAA preserves these laws to the extent they are more protective of a patient's privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. We must operate our business in a manner that complies with all applicable laws, both federal and state, and which does not jeopardize the ability of our customers to comply with all applicable laws to which they are subject. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for healthcare providers and their business associates that provide services to patients in multiple states. Because these laws and regulations are recent and few have been interpreted by government regulators or courts, our interpretations and activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forgo relationships with customers in certain states, and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or due to the theft of information by unauthorized computer programmers who penetrate our network security.

Medicare and Medicaid rules governing reassignment of payments could affect our customers' ability to collect fees for services provided by our affiliated radiologists and our ability to market our services to our customers.

        The majority of our customers are radiology practices. These customers, and not us, bill and receive payments from Medicare and/or Medicaid for the professional services provided by our affiliated radiologists. Medicare and Medicaid payments may comprise a significant portion of the total payments received by our customers for the services of our affiliated radiologists. Medicare and Medicaid generally prohibit a physician who performs a covered medical service from "reassigning" to anyone else (including to other physicians) the performing physician's right to receive payment directly from Medicare or Medicaid, except in certain circumstances. We believe we satisfy one or more of the exceptions to this prohibition, but the various Medicare carriers and state Medicaid authorities may interpret these exceptions differently than we do. Our customers could be prohibited from billing Medicare and/or Medicaid for the services of our affiliated radiologists if it were determined that we do not qualify for an exception, and this would cause a material adverse effect on our ability to market our services and on our business and results of operations. Future laws or regulations, moreover, may require that we bill Medicare or Medicaid directly for services we provide to certain prospective customers. Should this occur, we would either be required to forgo business with such customers or be required to design, develop and implement an appropriate recordkeeping and billing system to bill Medicare and Medicaid.

        Medicare reimbursement rules generally provide that the proper Medicare carrier to pay physician claims is the Medicare carrier for the region in which the physician or practice providing the service is located rather than the Medicare carrier for the region in which the patient receiving the services is located. Many of our affiliated radiologists are located in a Medicare region that is different from the Medicare region in which the patient and treating hospital are located. It may be necessary for our customers to enroll with additional Medicare carriers in order to properly submit claims for reimbursement. Alternatively, we may submit those claims. Under such circumstances, we would continue to be paid by our customers, but would remit to them any funds that we received from Medicare. In order to accomplish this, it is necessary that we and our affiliated radiologists properly comply with the Medicare carrier claims submission procedures and properly remit funds to our customers.

        We have only recently completed all of the steps permitting us to file claims with some Medicare carriers and are awaiting approval from other carriers to begin submitting claims. We are unable to estimate when we will receive permissions from the remaining Medicare carriers, and extended delays could have a material adverse effect on our customers or our relationship with our customers and in turn on our business and results of operations. CMS has recently stated that for certain interpretation services provided to certain customers, reimbursement will be based upon the location of the interpreting physician, yet that reimbursement will be made by the Medicare carrier for the region in which the patient and facility are located. Whether this policy will be expanded to other types of interpretation services and facilities is unclear.

        CMS recently published a proposed rule intended to eliminate a markup on the cost of radiology services that are purchased from outside suppliers, including VRC. The proposed rule would limit the reimbursable amount to the lowest of: (i) the amount paid to the physician for the service; (ii) the billing entity's actual charge; or (iii) the Medicare physician fee schedule amount for the specific service. The proposed rule contains an exception from the limitation for the amount paid to the physician if the physician is a full time employee of the billing entity. If adopted in its present form, the rule would limit the amount our customers could obtain in reimbursement for final reads that we perform to the amount our affiliated radiologist receives rather than the amount our customer pays us for such reads. Unless we are able to restructure our relationship with our affiliated radiologists so that they become full time employees, the proposed rule could have a material adverse effect on our relationship with customers and, in turn, our operations and our revenues. The proposed rule does not define the term "full time employee," nor does the rule provide any method of calculating the "amount paid to the physician" where the compensation arrangement between a physician and the billing entity is not based on a specific amount per read. CMS has solicited comments on the proposed rule. We cannot predict whether the proposed rule will be adopted or what the final rule may be and as a result, we cannot predict how the rule may affect our operations, including what modifications we might be required to make in our relationship with our affiliated radiologists and whether those modifications would be acceptable to our affiliated radiologists.

Changes in the rules and regulations governing Medicare and Medicaid's payment for medical services could affect our revenues, particularly with respect to final reads.

        Although most reads we provide are preliminary reads rather than final reads, we are providing an increasing number of final reads. Cost-containment pressures on Medicare and Medicaid could result in a reduction in the amount that the government will pay for a final read, which could cause pricing pressure on our services. Should that occur, we could be required to lower our prices, or our customers could elect to provide the final reads themselves or obtain such services from one of our competitors, and not utilize the services of our affiliated radiologists, which would have a material adverse effect on our business, results of operations and financial condition.

Our business could be materially affected if a U.S. Department of Health & Human Services Office of Inspector General study results in a recommendation that Medicare only pay for reads performed contemporaneously in an emergency room setting.

        In its Fiscal Year 2008 Work Plan, the U.S. Department of Health & Human Services Office of Inspector General, or HHS-OIG, indicated that it would conduct a study and issue a report assessing the appropriateness of Medicare billings for diagnostic tests performed in hospital emergency rooms. Part of the assessment will include a determination as to whether the tests were read contemporaneously with the patient's treatment. It is possible that, in the final report, the HHS-OIG could recommend to CMS that it change its reimbursement rules to clearly indicate that CMS will only pay for reads performed contemporaneously with a patient's treatment by a physician located within the United States. If CMS were to adopt this recommendation, final reads would no longer be eligible for reimbursement if performed by a physician other than the one who performed the preliminary read. In turn, if our customers were no longer able to be reimbursed for certain final reads, our customers may seek alternative arrangements for the performance of their preliminary reads, which could adversely impact our business. For the year ended December 31, 2007, approximately 76% of our reads were preliminary reads.

Changes in the healthcare industry or litigation reform could reduce the number of diagnostic radiology procedures ordered by physicians, which could result in a decline in the demand for our services, pricing pressure and decreased revenue.

        Changes in the healthcare industry directed at controlling healthcare costs and reducing perceived over-utilization of diagnostic radiology procedures could reduce the volume of radiological procedures performed. For example, in an effort to contain increasing imaging costs, some managed care organizations and private insurers are instituting pre-authorization policies that require physicians to pre-clear orders for diagnostic radiology procedures before those procedures can be performed. If pre-clearance protocols are broadly instituted throughout the healthcare industry, the volume of radiological procedures could decrease, resulting in pricing pressure and declining demand for our services. In addition, it is often alleged that many physicians order diagnostic procedures, even when the procedures may have limited clinical utility, in large part to establish a record for defense in the event of a medical liability claim. Litigation reform could lead to a reduction in the number of radiological procedures ordered for this purpose and therefore reduce the total number of radiological procedures performed each year, which could harm our operating results.

Although we maintain medical liability insurance covering all of our affiliated radiologists, our Affiliated Medical Practices and our Company, we are subject to medical malpractice claims and other harmful lawsuits that may require us to pay significant damages if not covered by insurance.

        Our business entails an inherent risk of claims of medical malpractice against our affiliated radiologists and us, and we may also be subject to other lawsuits that may involve large claims and significant defense costs. We may also be liable to our customers for certain medical malpractice claims. Although we currently maintain liability insurance coverage intended to cover professional liability and other claims, there can be no assurance that such insurance coverage will be adequate to cover liabilities arising out of claims asserted against us where the outcomes of such claims are unfavorable. In addition, this insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms. Liabilities in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Moreover, any adverse claims may negatively affect our reputation.

        Our medical liability insurance policy provides coverage of up to $2 million dollars per incident, $4 million per physician and $20 million in total claims filed within the period of the policy term, subject to a $350,000 deductible per claim.

If we are unable to retain our customers because they terminate their contracts with us or allow those contracts to lapse, our operating results and financial condition may be adversely affected.

        The contracts we have signed with our radiology practice, hospital, clinic and digital imaging center customers generally provide for an initial term of one year and automatically renew for successive terms unless earlier terminated pursuant to the terms of the contract. Many of the customer contracts also provide that either party may terminate the agreement without cause upon 90 days' notice to the other party. Our customers may elect not to renew their contracts with us, they may seek to renegotiate the terms of their contracts or they may choose to reduce or eliminate our services in the future. If our arrangements with our customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent that our radiology practice customers' agreements with the hospitals that they serve are terminated, our business, financial condition and results of operations could be adversely affected.

Because our contracts with our customers contain fixed prices, we are unable to pass along any increase in our expenses to our customers during their contract term.

        We enter into multi-year, fixed-price contracts with our customers, pursuant to which we have agreed to perform our services for a fixed price. Accordingly, we realize all of the benefit or detriment resulting from any decrease or increase in expenses that we incur in providing our services during the term of such agreements. Our customer contracts do not permit us to recover any increases in our expenses from our customers during the contract term. As a result, any such increase in our expenses would result in a corresponding decrease in our profitability (or an increase in our losses).

We may be subject to less favorable levels of payment based upon third party payer fee schedules.

        Many patients are covered by some form of private or government health insurance or other third party payment program. Third party payers generally establish fee schedules or other payment authorization methods for various procedures that govern which procedures will be reimbursed by the third party payers and the amount of reimbursement. In most cases, we are indirectly rather than directly impacted by such fee schedules, to the extent that such schedules impact the rates at which third party payers are willing to pay the healthcare providers with whom we contract to provide imaging services. However, if we were to negotiate direct payment arrangements with third party payers in the future, we would be directly impacted by such schedules. In addition, there is no guarantee that Medicare, state Medicaid programs, or commercial third party payers will continue to cover teleradiology services. Any reduction or elimination in coverage for our services could substantially impact our business.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

        An element of our strategy is to pursue strategic acquisitions or investments that are complementary to our business or offer us other strategic benefits. Any acquisitions or investments in which we may engage involve numerous risks, including:

  •
  difficulties in integrating operations, technologies, services and personnel;

  •
  diversion of financial and management resources from existing operations;

  •
  risk of entering new markets;

  •
  potential write-offs of acquired assets;

  •
  potential loss of key employees; and

  •
  inability to generate sufficient revenue to offset acquisition costs.

We may experience these difficulties as we integrate the operations of companies that we acquire with our current operations.

        In addition, if we finance acquisitions by issuing convertible debt or equity securities, the shares owned by existing stockholders may be diluted, which could affect the market price of our stock. We have not made any acquisitions to date, and our management has limited experience in completing acquisitions and integrating acquired businesses into our operations. If we fail to properly evaluate and execute acquisitions, our business and prospects may be harmed.

Our operating results may be subject to seasonal fluctuations, which makes our results difficult to predict and could cause our performance to fall short of quarterly expectations.

        We have historically experienced increased demand for our services and higher revenue growth during the second and third quarters of each year. For example, our same site volume, which we define as the percentage increase in reads over the comparable prior year period generated by a facility that has been under contract for at least three months at the beginning of the measurement period and remains a customer throughout that period, was approximately 11% higher for the three months ended June 30, 2006 than for the three months ended March 31, 2006 and approximately 23% higher for the three months ended September 30, 2006 than for the three months ended March 31, 2006. In addition, same site sales volume was approximately 11% higher for the three months ended June 30, 2007 compared to the three months ended March 31, 2007 and approximately 21% higher for the three months ended September 30, 2007 than for the three months ended March 31, 2007. We believe that during the summer months there is an increased amount of outdoor and transportation activities, which leads to more hospital visits, as well as there being more frequent vacation time taken by our customers'

radiologists. During the first and fourth quarters of each year, when weather conditions are colder for a large portion of the United States, we have historically experienced lower revenue growth than that experienced during the second and third quarters. We may continue to experience this or other seasonality in the future. These seasonal factors may lead to unpredictable variations in our quarterly operating results and cause the trading price of our common stock to decline. Additionally, our ability to schedule adequate radiologist coverage during the seasonal period of increased demand for our services may affect our ability to provide faster turnaround times in our services to clients.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        The table below provides a summary of the Company's principal facilities as of December 31, 2007:

Location	Total Square Feet (1)	Leased or Owned	Principal Function
Minnetonka, Minnesota	30,000	Leased	Headquarters and Operations Center
Eden Prairie, Minnesota	10,800	Leased	Physician Services
Maui, Hawaii	2,200	Leased	Reading Facility
Mountain View, California	2,400	Leased	Engineering
Eden Prairie, Minnesota (2)	82,000	Leased	Future Headquarters, Operations Center and Physician Services

(1)
Rounded to the nearest hundred square feet.

(2)
The lease of our new corporate Headquarters will commence on or about December 1, 2008.

        Our corporate headquarters and operations center occupy approximately 30,000 square feet in an office building in Minnetonka, Minnesota. The lease for this facility expires in June 2010. During the year ended December 31, 2007, the total rent expense was approximately $668,000 for this facility. In November 2006, we entered into an 18 month lease for 10,800 square feet of additional office space in Eden Prairie, Minnesota. Our physician services group moved into this facility during the first quarter of 2007. During the year ended December 31, 2007, the total rent expense for this facility was approximately $161,000. In August 2007, we extended the term of this lease through March 31, 2009. Pursuant to an agreement for the provision of data services, our servers, network hardware and primary internet connections are located in a data center in Minneapolis, Minnesota. This agreement expires in November 2009. We have recently entered into a co-location agreement pursuant to which we will be transitioning these functions to a new facility in Minnetonka, Minnesota.

        We also lease approximately 2,200 square feet of newly constructed office space in Maui, Hawaii, which serves as a reading room for our affiliated radiologists who are located in or visit Maui. The lease expires in March 2011. However, we have an option to renew the lease for an additional 5-year term. During the year ended December 31, 2007, the total rent expense was approximately $68,000 for this facility.

        We also recently entered into an agreement to lease approximately 2,400 square feet of office space in Mountain View, California, which will serve as additional office space for our engineering group. The lease expires in August 2012 with an option to renew the lease for an additional 5-year term. During the year ended December 31, 2007, the total rent expense was approximately $15,000 for this facility.

        On December 3, 2007, we entered into a lease agreement to lease approximately 82,000 square feet of space in a building being constructed in Eden Prairie, Minnesota, which will house our corporate headquarters including our operations center and physician services group once construction is completed. Construction is expected to be completed in late 2008 and our lease is currently anticipated to commence on or around December 1, 2008, or when construction is completed. This facility will combine our headquarters, including our operations center and physician services functions, into one location. The lease expires in May 2019.

ITEM 3.    Legal Proceedings

        We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising out of the ordinary course of business, including medical malpractice claims and certain employment related matters. We believe that neither we, nor, to our knowledge, any of our affiliated radiologists, are presently a party to any litigation, the outcome of which could have a material adverse effect on us.

        Our business entails the inherent risk of claims of medical malpractice against our affiliated radiologists and us, and we may also be subject to other lawsuits that may involve large claims and significant defense costs. We currently maintain professional liability insurance coverage in amounts that we believe are appropriate based upon our experience and the nature and risks of our business, subject to deductibles, exclusions and other restrictions in accordance with standard industry practice. However, there can be no assurance that such insurance coverage will be adequate to cover liabilities arising out of claims asserted against us where the outcomes of such claims are unfavorable. In addition, this insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms. Any liabilities in excess of insurance coverage could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2007, we have not experienced any material adverse consequences as a result of malpractice claims or other lawsuits.

        On July 31, 2007, Merge filed a complaint against VRC in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that VRC has willfully infringed on certain of Merge's patents relating to teleradiology. Merge is seeking treble damages as well as its costs and legal fees in pursuing the action. Merge has asked the court for an injunction, ordering us to cease the alleged infringement of their patents, and also that the case be tried before a jury. While we are continuing to evaluate Merge's allegations, we intend to defend against its claim and we may incur substantial costs in doing so. On September 14, 2007, we filed a Request for Reexamination with the PTO, for the patents that Merge has asserted against us, asking the PTO to reexamine the validity of the Merge patents based upon certain prior art. The PTO granted our reexamination request in November 2007. Also in November 2007, we filed a motion with the United States District Court for the Northern District of Georgia, Atlanta Division, asking the court to stay the proceeding that Merge has commenced in that court pending the outcome of the PTO reexamination. On December 11, 2007, the court granted our motion to stay the patent suit pending the outcome of the reexamination. In February 2008, subsequent to the grant of the stay by the court, we filed an additional Request for Reexamination with the PTO for these same patents based on additional prior art. There is no assurance that the PTO will grant this additional request. We are unable to predict the outcome of this proceeding and we may become subject to a damage award, which could cause us to incur additional losses and adversely impact our financial position, results operations and/or our cash flows. In addition, we may be required to seek to re-engineer our technology, to obtain licenses from Merge to continue using our technology without substantial re-engineering, or to seek to remove the accused functionality or feature as a result of the Merge claim. We could also be forced to take similar measures in the event that another party asserts that our technology violates that party's proprietary rights or if a court holds that our technology violates such rights.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5.    Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

        Our common stock has been traded on the NASDAQ Global Market under the symbol "VRAD" since November 15, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sales prices of our common stock, reported by the NASDAQ Global Market from November 15, 2007 through December 31, 2007.

	Common Stock Price
	High	Low
Fiscal Year Ended December 31, 2007
Fourth Quarter (from November 15)	$26.97	$18.15

Holders

        As of March 13, 2008, there were approximately 93 stockholders of record of our common stock, and the closing price of our common stock was $17.31 per share as reported by the NASDAQ Global Market. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

        On September 5, 2007, we distributed $39.9 million as a one-time dividend of $3.00 per share to all of our stockholders of record as of August 29, 2007, including preferred stockholders. Except for this one-time special dividend, we have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings to fund the operation, development and expansion of our business and we do not expect to pay any dividends in the foreseeable future.

Use of Proceeds from Sales of Registered Securities

        On November 20, 2007, we completed an initial public offering of 4,600,000 shares of our common stock. This offering was effected pursuant to a registration statement on Form S-1 (File No. 333-136504), which the SEC declared effective on November 14, 2007. In connection with this offering, we sold 4,000,000 shares of our common stock. In addition, certain selling stockholders sold 600,000 shares of common stock held by them pursuant to the underwriters' exercise of their option to purchase additional shares in the offering. Goldman, Sachs & Co. acted as the sole book-running manager of the offering, while Merrill Lynch & Co. acted as co-lead manager and William Blair & Company acted as co-manager.

        The initial public offering price was $17.00 per share. Gross proceeds from the offering were $78.2 million, including $68.0 million to the Company and $10.2 million to the selling stockholders. The Company received net proceeds of approximately $59.2 million, after deducting underwriting discounts and commissions of approximately $4.8 million and offering expenses of approximately $4.0 million.

        On November 20, 2007, the Company used approximately $43.4 million of the net proceeds to repay the outstanding debt under the Company's credit agreement, dated as of August 29, 2007, among the Company, the guarantors named therein, the lenders from time to time party thereto and NewStar Financial, Inc., as administrative agent, or the Senior Credit Facility, including interest accrued thereon and fees and expenses incurred in connection therewith. In connection with the repayment, the Company terminated the Senior Credit Facility on November 20, 2007. No prepayment penalties were incurred in connection with the termination of the Senior Credit Facility. The Company intends to use the remaining funds for general corporate purposes, capital expenditures and working capital, including the further development and expansion of the Company's service offerings, the recruitment of additional radiologists and increased sales and marketing initiatives. The funds are currently invested in demand deposits until such time as the funds are needed.

Performance Graph

        The performance graph below illustrates a period comparison of cumulative total stockholder return data based on an initial investment of $100 in Virtual Radiologic Corporation's common stock, as compared with the Russell 2000 Index and the Dow Jones US Healthcare Index for November 15, 2007 through December 31, 2007.

	Virtual Radiologic Corporation	Russell 2000	Dow Jones US Healthcare
November 15, 2007	$100.00	$100.00	$100.00
November 19, 2007	106.02	97.25	99.63
November 26, 2007	110.84	95.27	98.74
December 3, 2007	116.14	98.49	102.44
December 10, 2007	114.22	102.54	104.03
December 17, 2007	104.10	95.78	100.23
December 24, 2007	105.49	102.95	102.58
December 31, 2007	97.73	99.28	100.18

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        None.

Securities Authorized for Issuance Under Equity Compensation Plans

        Please see Part III, Item 12 of this report for disclosure related to our equity compensation plans.

ITEM 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the fiscal years ended December 31, 2007, 2006, and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 were derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations for the fiscal years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 was derived from our audited consolidated financial statements not included in this report. The financial data presented below as of and for the years ended December 31, 2007 and 2006 reflects the consolidated operations of Virtual Radiologic Corporation and our Affiliated Medical Practices. The financial data presented below as of and for the years ended December 31, 2005 and 2004 reflects the consolidated operations of Virtual Radiologic Consultants, Inc., our predecessor corporation, and VRP. The financial data presented below as of and for the year ended December 31, 2003 reflects the results of operations of VRP (previously known as Virtual Radiologic Professionals, PLC and Virtual Radiologic Consultants, LLC). The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Revenue	$86,243	$54,099	$26,991	$12,899	$5,872
Operating costs and expenses (1)	77,013	53,594	29,816	14,142	4,996
Operating income (loss)	9,230	505	(2,825)	(1,243)	876
Net income (loss)	3,451	(529)	(1,465)	(1,400)	862
Net (loss) income applicable to common stockholders	(20,272)	(11,966)	(29,646)	(1,400)	862
(Loss) earnings per common share
Basic and diluted	$(2.31)	$(1.80)	$(4.74)	$(0.25)	$0.16
Cash flow data
Net cash provided by (used in) operating activities	6,861	3,977	(1,794)	203	303
Net cash (used in) provided by investing activities	(5,093)	1,208	(7,754)	(360)	(290)
Net cash provided by (used in) financing activities	25,761	(2,315)	12,151	566	(61)
Total Assets	59,436	25,649	17,555	4,351	2,225
Total Liabilities	9,098	8,532	3,850	4,078	1,144
Common Stock Data
Market price at year end	$20.28	N/A	N/A	N/A	N/A
Weighted average number of common shares outstanding (2)(3)(4)	8,762	6,640	6,254	5,659	5,475
Dividends declared per common share	$3.00	$—	$—	$—	$—
Preferred Stock Data
Series A Cumulative Redeemable Convertible Preferred Stock outstanding	—	3,627	3,627	—	—
Dividends declared per preferred share	$3.00	$—	$—	$—	$—

(1)
Includes the non-cash stock-based compensation and depreciation and amortization charges set forth in the following table:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Professional services
Non-cash stock-based compensation	$3,687	$3,416	$1,995	$154	$—
Sales, general and administrative
Non-cash stock-based compensation	686	115	—	—	—
Depreciation and amortization	2,488	1,351	586	230	72

Total	$6,861	$4,882	$2,581	$384	$72

(2)
The calculations of weighted average common shares outstanding for the year ended December 31, 2003 is based on the assumed conversion of the members' equity interests of Virtual Radiologic Consultants, LLC, into common stock of VRC utilizing the conversion ratio established when the Company was captialized during 2004. In addition, the calculations of weighted average common shares outstanding for the years ended December 31, 2003 and 2004 assume the five-for-one common stock split, which was effected during 2004, was effected on January 1, 2003.

(3)
The calculation of weighted average common shares outstanding for the year ended December 31, 2004 assumes the five-for-one common stock split, which was effected during 2004, was effected on January 1, 2004.

(4)
The calculation of weighted average common shares outstanding for the years ended December 31, 2005, 2006 and 2007 excludes the assumed conversion of the shares of Series A Cumulative Redeemable Convertible Preferred Stock into shares of common stock, because they are anti-dilutive. The calculation of weighted average common shares for the years ended December 31, 2004, 2005, 2006 and 2007 also excludes any other potential common stock equivalents that were outstanding during the relevant periods, calculated using the treasury stock method, because they are anti-dilutive.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled "Risk Factors" and elsewhere in this report.

Overview

        We believe we are the second largest provider of teleradiology services in the United States. We serve our customers—radiology practices, hospitals, clinics and diagnostic imaging centers—by providing diagnostic image interpretations, or reads, 24 hours a day, 365 days a year. Our unique distributed operating model provides our qualified team of American Board of Radiology-certified radiologists with the flexibility to choose the location from which they work, primarily within the United States, and allows us to serve customers located throughout the country. Our services include both preliminary reads, which are performed for emergent care purposes, and final reads, which are performed for both emergent and non-emergent care. We provide these services through a robust, highly scalable communications network incorporating encrypted broadband internet connections and proprietary workflow management software.

        During 2007, we continued to focus our growth initiatives on the core teleradiology business through the expansion of our unique distributed operating model and enhancements to our proprietary workflow management software. We continued to focus on acquiring new customers, attracting and retaining additional radiologists, generating additional sales from existing customers and further penetration into the finals read market.

        We contracted with 95 net new customers during 2007, which resulted in an additional 141 hospitals and other medical facilities to which we provide service. This 25% year-over-year growth in customers brought the total number of customers that we serve to 469 as of December 31, 2007. In addition, we ended the year providing service to 804 medical facilities, which represents approximately 13% of all hospitals in the United States, resulting in 21% year-over-year growth in the number of facilities that we serve.

        During 2007, we added 41 radiologists under contract and 40 radiologists providing service resulting in 132 radiologists under contract and 112 radiologists providing service as of December 31, 2007. We believe that the benefits of our distributed operating model, such as flexible choice of location, predictable schedules and competitive compensation, have allowed us to successfully recruit and retain radiologists. To date we have experienced radiologist retention rates (excluding those radiologists we have elected to terminate for non-compliance with the terms of their contracts) of 97%, 98% and 97% for the years ended December 31, 2007, 2006 and 2005, respectively.

        In addition to our customer and radiologist growth, our read volume grew by 64% to approximately 1.7 million total reads during 2007 compared to approximately 1.0 million total reads during 2006. The increase in read volumes was due in part to 18% same-site volume growth and our continued penetration into the final reads market. Approximately 24% and 76% of our revenue from reads for the year ended December 31, 2007 was from final reads and preliminary reads, respectively. Accordingly, we experienced an increase of 5% in the percentage of total revenue from final reads for the year ended December 31, 2007 compared to the year ended December 31, 2006.

        On November 20, 2007, we completed an initial public offering of 4,600,000 shares of our common stock of which we sold 4,000,000 shares of our common stock and certain selling stockholders sold

600,000 shares of our common stock held by them pursuant to the underwriters' exercise of their option to purchase additional shares in the offering. The initial public offering price was $17.00 per share.

Basis of Presentation

        VRL was formed on November 23, 2007 and is located in London, England. VRL is a wholly owned and consolidated subsidiary of VRC and was established to facilitate the possible expansion of our business by providing teleradiology services and products to customers located outside of the United States. Currently, VRL has one employee and an immaterial amount of operating assets and liabilities. VRL's functional currency is the British Pound.

        We consolidate our financial results under the principles of Financial Accounting Standards Board, or FASB, Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. VIEs are those entities which an enterprise funds, and as a result recognizes, a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Our Affiliated Medical Practices were formed as our business expanded, to facilitate compliance with the corporate practice of medicine laws in the various states in which VRC operates. Although VRC holds no legal ownership in the Affiliated Medical Practices, as a result of the pricing structure in the management agreements that exist between the entities, between January 1, 2005 and December 31, 2007, VRC funded losses of certain Affiliated Medical Practices totaling $7.1 million. Prior to January 1, 2005, VRC funded no losses of the Affiliated Medical Practices. Further, VRC will only receive residual returns up to the amount of previously recognized losses. In addition, the management of VRC was involved significantly in the design and creation of the Affiliated Medical Practices and, with the exception of rendering medical judgments, holds significant influence over their continuing operations. We have therefore determined that the Affiliated Medical Practices are VIEs and that VRC is their primary beneficiary as defined by FIN 46R. As a result, we have concluded that VRC is required to consolidate the Affiliated Medical Practices. Through consolidation, we recognize all net losses of each Affiliated Medical Practice in excess of the equity of that Affiliated Medical Practice. We recognize net earnings of each Affiliated Medical Practice only to the extent we are recovering losses previously recognized by us with respect to that Affiliated Medical Practice. Earnings of each Affiliated Medical Practice in excess of losses previously recognized by us with respect to that Affiliated Medical Practice are excluded from our earnings and are attributed to the respective equity owners of that Affiliated Medical Practice by recording such earnings as non-controlling interest in our consolidated financial statements. During the year ended December 31, 2005, we had only one Affiliated Medical Practice, which experienced net losses that changed the Affiliated Medical Practice's equity position to a net deficit. As a result, we did not have a non-controlling interest obligation as of December 31, 2005. During 2006, additional Affiliated Medical Practices were formed and for the year ended December 31, 2006, one of those Affiliated Medical Practices experienced net income that resulted in a non-controlling interest relating to that Affiliated Medical Practice of approximately $25,000. In addition, certain of our Affiliated Medical Practices experienced net income that resulted in a non-controlling interest income of approximately $17,000 for the year ended December 31, 2007.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company's financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We believe the following to be our critical accounting policies because they are important to the presentation of our financial condition and results of operations, and require critical management judgment and estimates about matters that are uncertain:

  •
  principles of consolidation;

  •
  revenue recognition and allowance for doubtful accounts;

  •
  accounting for stock-based compensation;

  •
  accounting for Series A Cumulative Redeemable Convertible Preferred Stock; and

  •
  income taxes.

        If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

  Principles of Consolidation

        VRL was formed on November 23, 2007 and is located in London, England. VRL is a wholly owned and consolidated subsidiary of VRC and is included with VRC in the following condensed consolidating balance sheet and statement of operations as of and for the year ended December 31, 2007.

        As described above, we consolidate our financial results in accordance with FIN 46R, which requires a primary beneficiary to consolidate entities determined to be VIEs. We have determined that VRC is the primary beneficiary of the Affiliated Medical Practices, as defined by FIN 46R, and as a result is required to consolidate the Affiliated Medical Practices.

        The following tables show the unaudited condensed consolidating balance sheets as of December 31, 2007 and 2006, and the unaudited condensed consolidating statements of operations for the years ended December 31, 2007, 2006 and 2005. The amounts reflected in the eliminations columns of the condensed consolidating financial statements represent affiliated party management and professional fees and non-controlling interest. The following tables should be read together with our consolidated financial statements and related footnotes included elsewhere in this report.

Condensed Consolidating Balance Sheets

	As of December 31, 2007
	VRC	Affiliated Medical Practices	Eliminations	Consolidated
	(in thousands)
Cash and cash equivalents	$31,497	$1,990	$—	$33,487
Other current assets	37,178	51,302	(70,890)	17,590
Non-current assets	8,359	19	(19)	8,359

Total assets	$77,034	$53,311	$(70,909)	$59,436

Current liabilities	$19,350	$60,410	$(70,890)	$8,870
Other non-current liabilities	247	—	(19)	228

Total liabilities	19,597	60,410	(70,909)	9,098
Non-controlling interest	—	—	8	8
Total stockholders' equity (deficiency)	57,437	(7,099)	(8)	50,330

Total liabilities and stockholders' equity	$77,034	$53,311	$(70,909)	$59,436

	As of December 31, 2006
	VRC	Affiliated Medical Practices	Eliminations	Consolidated
	(in thousands)
Cash and cash equivalents	$5,887	$71	$—	$5,958
Other current assets	28,339	27,605	(42,232)	13,712
Non-current assets	5,979	—	—	5,979

Total assets	$40,205	$27,676	$(42,232)	$25,649

Current liabilities	$17,647	$32,597	$(42,232)	$8,012
Non-current liabilities	520	—	—	520

Total liabilities	18,167	32,597	(42,232)	8,532
Non-controlling interest	—	—	25	25
Series A Cumulative Redeemable Convertible Preferred Stock	51,527	—	—	51,527
Total stockholders' deficiency	(29,489)	(4,921)	(25)	(34,435)

Total liabilities and stockholders' equity	$40,205	$27,676	$(42,232)	$25,649

Condensed Consolidating Statements of Operations

	As of December 31, 2007
	VRC	Affiliated Medical Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$65,711	$82,294	$(61,762)	$86,243
Operating costs and expenses	54,292	84,483	(61,762)	77,013

Operating income (loss)	11,419	(2,189)	—	9,230
Other expense	(1,929)	—	—	(1,929)

Income (loss) before non-controlling interest and income tax	9,490	(2,189)	—	7,301
Non-controlling interest expense	—	—	(17)	(17)
Income tax expense (benefit)	3,877	(10)	—	3,867

Net income (loss)	$5,613	$(2,179)	$17	$3,451

	As of December 31, 2006
	VRC	Affiliated Medical Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$42,277	$54,148	$(42,326)	$54,099
Operating costs and expenses	39,951	55,969	(42,326)	53,594

Operating income (loss)	2,326	(1,821)	—	505
Other income	217	—	—	217

Income (loss) before non-controlling interest and income tax	2,543	(1,821)	—	722
Non-controlling interest expense	—	—	25	25
Income tax expense	1,213	13	—	1,226

Net income (loss)	$1,330	$(1,834)	$(25)	$(529)

	As of December 31, 2005
	VRC	Affiliated Medical Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$15,050	$26,991	$(15,050)	$26,991
Operating costs and expenses	13,457	31,409	(15,050)	29,816

Operating income (loss)	1,593	(4,418)	—	(2,825)
Other income (expense)	87	(31)	—	56

Income (loss) before non-controlling interest and income tax	1,680	(4,449)	—	(2,769)
Non-controlling interest income	—	—	(1,362)	(1,362)
Income tax expense	58	—	—	58

Net income (loss)	$1,622	$(4,449)	$1,362	$(1,465)

  Revenue Recognition and Allowance for Doubtful Accounts

        We sell our services to radiology practices, hospitals, clinics and diagnostic imaging centers, and recognize revenue when a read or service has been completed and we determine that payment for the read or service is reasonably assured. Accounts receivable are recorded at the invoiced amount and generally do not bear interest.

        We maintain an allowance for doubtful accounts at a level that our management estimates to be sufficient to absorb future losses due to accounts that are potentially uncollectible. The allowance is based on the current aging of past due accounts, our historical experience, the financial condition of the customer and the general economic conditions of each customer's market place. Management uses all information available to them in establishing what we believe is an adequate allowance to absorb future losses. While our historical credit losses have not differed materially from our estimates, and we do not currently believe any material changes in estimates are likely in the near future, actual future results could differ materially from current estimates resulting in an increase or decrease in cash flows from receivable collections and/or in the allowance for doubtful accounts and the corresponding provision for bad debt expense. Any such changes in estimates could have a material impact on our consolidated balance sheets, statements of operations and/or cash flows in subsequent periods. We maintained an allowance for doubtful accounts of approximately $328,000, $304,000, and $268,000 as of December 31, 2007, 2006 and 2005, respectively.

        We record an allowance for sales credits that our management estimates to be adequate to cover future sales credits granted which primarily relate to maintaining customer satisfaction with our services. The allowance is based on our historical experience related to sales credits granted. Although we have not historically made any material adjustments to prior period estimates, and we do not anticipate any material impact on future results of operations or cash flows, actual results could differ materially from these estimates resulting in an increase in the allowance for sales credits and the corresponding provision for sales credits. We maintained an allowance for sales credits of approximately $15,000, $11,000 and $10,000 as of December 31, 2007, 2006 and 2005, respectively.

  Accounting for Stock-Based Compensation

        Physician Stock-Based Compensation.    We record stock-based compensation expense in connection with any equity instrument awarded to our affiliated radiologists in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF Issue No. 96-18. We calculate the stock-based compensation expense related to such issuance by determining the then current fair value of the award using a Black-Scholes model at the date of grant and at the end of each subsequent financial reporting period thereafter. Physician stock-based compensation expense is included in professional services expense.

        Employee Stock-Based Compensation.    We also record stock-based compensation expense in connection with any award of stock options to employees and directors. We calculate the stock-based compensation expense associated with such awards to our employees and directors granted prior to January 1, 2006, in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB No. 25, using the intrinsic value method and in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock Based Compensation, or SFAS No. 123R, for awards granted on or after January 1, 2006, by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to awards to our employees and directors based on the fair value of awards on the date granted. Employee stock-based compensation expense is included in sales, general and administrative expense.

        Determination of Fair Value of Our Stock Options.    As discussed above, we record stock-based compensation expense associated with our awards of stock options in accordance with SFAS No. 123R,

and EITF Issue No. 96-18, as applicable, which require us to calculate the expense associated with such awards by determining their fair value. To determine the fair value, we use a Black-Scholes model that takes into account the exercise price of the award, the fair value and volatility of the common stock underlying the award, the risk-free interest rate and the contractual life of the award as determined at the date of grant.

        Prior to our shares trading on the NASDAQ Global Market, which trading commenced on November 15, 2007, our Board of Directors considered a number of relevant factors, including arm's length equity transactions, current developments in the business, our financial prospects, the market performance of our primary competitor and our Board's independent judgment to establish the exercise price of our stock options at various grant dates. Subsequent to November 14, 2007, we use the closing price of our common stock on the NASDAQ Global Market on the date of grant to determine the exercise price of such options.

        The following table shows the fair value of one share of our common stock and the exercise price of one option granted on all of the stock option grant dates between January 1, 2005 and December 31, 2007.

Grant Date	Fair Value of One Share of Common Stock	Exercise Price of One Option Granted
June 22, 2005	$3.75	$3.75
June 30, 2005	3.75	4.75
October 21, 2005	4.50	5.50
March 30, 2006	11.02	12.00
April 18, 2006	11.02	12.00
July 1, 2006	11.92	12.00
April 1, 2007	12.00	12.00
April 2, 2007	12.00	12.00
May 9, 2007	12.00	12.00
May 29, 2007	12.00	12.00
June 20, 2007	19.23	19.23
November 14, 2007	17.00	17.00
November 26, 2007	23.00	23.00

  Accounting for Series A Preferred Stock

        On May 2, 2005, we issued 3,626,667 shares of Series A Cumulative Redeemable Convertible Preferred Stock, or Series A Preferred Stock, in an arm's length transaction, for total consideration of approximately $13.6 million. Each share of Series A Preferred Stock was convertible, at the option of the holder, into one share of common stock. In June 2005, we began recording the current estimated fair value of the Series A Preferred Stock on a quarterly basis based on the fair market value of that stock as determined by management and/or our Board of Directors as described above. In accordance with Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks" and EITF Abstracts, Topic D-98, Classification and Measurement of Redeemable Securities, we recorded changes in the current fair value of the Series A Preferred Stock in the consolidated statements of changes in stockholders' equity (deficiency) as accretion of Series A Cumulative Redeemable Convertible Preferred Stock and as additional paid-in capital, and in the consolidated statements of operations as Series A Cumulative Redeemable Convertible Preferred Stock accretion.

        In connection with the preparation of our financial statements as of December 31, 2005, and for every quarterly period thereafter, our Board of Directors, or our management in the event that a stock option grant did not occur in conjunction with those quarterly periods, established what it believes to be a fair market value of our Series A Preferred Stock and common stock. The following table shows the fair value of one share of our Series A Preferred Stock and common stock at those dates.

	Fair Value of One Share of
	Series A Preferred Stock	Common Stock
December 31, 2005	$11.05	$7.85
March 31, 2006	13.75	11.02
June 30, 2006	14.83	11.92
September 30, 2006	16.10	14.53
December 31, 2006	14.21	13.26
March 31, 2007	12.89	12.00
June 30, 2007	19.76	19.23
September 30, 2007	21.12	20.58
November 14, 2007	17.00	17.00

        The above determination of the fair value of our Series A Preferred Stock and common stock for the periods ended September 30, 2007 and prior was based primarily on the weighting of two valuation methodologies, which included the "income approach" and the "market approach." The "income approach" estimates the present fair value of our Series A Preferred Stock and common stock based primarily upon a projection of our future revenues and cash flows, while the "market approach" estimates those same fair values based upon comparisons to publicly held companies whose stocks are actively traded and an analysis of the multiples at which those stocks are trading in the market.

        Upon the closing of our initial public offering in November 2007, all of the outstanding shares of Series A Preferred Stock were automatically converted into common stock and the rights of the holders of our Series A Preferred Stock to exercise redemption rights were terminated. As a result, the Series A Cumulative Redeemable Convertible Preferred Stock was measured using the initial public offering price of $17.00 and the amount reported as fair value of the Series A Preferred Stock at the time of conversion was transferred into additional paid-in capital in the consolidated statement of changes in stockholders' equity (deficiency). Since the Series A Preferred Stock converted to common stock, we will no longer record any related accretion or decretion. Furthermore, at the time of conversion, the holders of the Series A Preferred Stock lost their rights to receive cumulative dividends in respect thereof as no dividends that were previously declared by the Board of Directors remained unpaid.

  Income Taxes

        VRC recognizes income taxes under the asset and liability method. As such, deferred taxes are based on the temporary differences, if any, between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred taxes are determined using the enacted tax rates that are expected to apply when the temporary differences reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        Developing a provision for income taxes, including the effective tax rate and the analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal, state and foreign income tax laws, regulations and strategies, including the determination of deferred tax assets. Our judgment and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations, and/or cash flows.

        As previously noted, we consolidate our financial results under the provisions of FIN 46R. For income tax purposes, however, we are not considered a consolidated entity. As a result, income generated by the Affiliated Medical Practices, as well as any losses they are able to fund, are excluded from VRC's calculation of income tax liability. In addition, losses generated by the Affiliated Medical Practices that are funded by VRC result in temporary differences between VRC's book and tax bases of accounting. These temporary differences will reverse in future periods to the extent those losses are able to be recovered by VRC.

        The 2005 federal income tax return of VRC recently underwent examination by the Internal Revenue Service, or IRS. The IRS examination has now been closed, and the result of this examination was immaterial.

Factors Affecting Our Results of Operations

Revenue

        We generate substantially all of our revenue from the radiology services that we provide to our customers. We provide these services pursuant to contracts that typically have a one-year term and automatically renew for successive one-year terms unless terminated by the customer or by us. The amount that we charge for our radiology services varies by customer and is based upon a number of factors, including the hours of coverage, the number of reads, whether the reads are preliminary reads or final reads, and the technical and administrative services provided. We recognize revenue when a read has been completed and we determine that payment for the read is reasonably assured. We typically bill our customers at the beginning of the month following the month in which the services were provided. Because we contract directly with our customers and are paid directly by our customers, we do not currently depend upon payment by third party payers such as Medicare, Medicaid, private insurance or patients.

        We have experienced significant revenue growth from $27.0 million in 2005, to $54.1 million in 2006 and $86.2 million for the year ended December 31, 2007. This growth in revenue resulted from:

  •
  an increase in our customer base;

  •
  an increase in utilization of our services by our customers;

  •
  an expansion of our service hours;

  •
  an increase in provision of higher-priced final reads; and

  •
  high customer retention rates.

        As of December 31, 2007, our affiliated radiologists provided services to 469 customers serving 804 medical facilities, which includes 752 hospitals representing approximately 13% of hospitals in the United States. In addition to the current customers described above, as of December 31, 2007, we had contractual arrangements with 33 customers, serving 69 facilities, for which we expect to begin to provide services upon completion of the credentialing, independent physician licensing and other implementation procedures. These additional implementation procedures ordinarily require up to 90 days to complete, at which time we begin providing services to the customer.

Operating Expenses

        Our operating expenses consist of professional services expense and sales, general and administrative expense.

        Professional Services Expense.    Professional services expense is our most significant expense as a percentage of revenue. Our professional services expense consists of the fees we pay to our affiliated radiologists for their services, physician stock-based compensation and medical liability expense, which consists of medical liability insurance premiums expense and medical liability loss contingency expense.

  •
  Physician Cash Compensation Expense.    Physician cash compensation expense is the result of engaging independent radiologists to provide reads for our customers. Each of our affiliated radiologists provides and is compensated for reads in accordance with his or her independent physician agreement. We structure our relationships with our affiliated radiologists such that they generally have control over their schedule and the location from which they work. We compensate our affiliated radiologists using a formula that includes a base level of compensation and additional amounts with regard to the number of hours worked and the number and type of reads performed. We recognize physician cash compensation expense in the month in which our affiliated radiologists perform the reads for our customers. Physician cash compensation also includes amounts paid for quality assurance services.

  •
  Physician Stock-Based Compensation Expense.    We record stock-based compensation expense in connection with any award of stock options or other compensatory issuance of shares of our common stock to our affiliated radiologists and include that expense in our consolidated statement of income as part of our professional services expense. We calculate the stock-based compensation expense associated with these awards in accordance with EITF No. 96-18, by determining the fair value using a Black-Scholes model. EITF Issue No. 96-18 requires that the cost of equity instruments issued to these affiliated radiologists be initially measured at their fair value at the date the equity instruments were issued and adjusted over the service period, until vested or forfeited, to their then-current fair value in every subsequent reporting period. Accordingly, if the value of our common stock increases over a given period, this accounting treatment will generally result in physician stock-based compensation expense that exceeds the expense we would have recorded if these individuals were employees.

  •
  Medical Liability Expense.    Medical liability expense relates to the procurement of medical malpractice insurance coverage and medical liability loss contingency expense, including payments of deductibles. We amortize medical liability insurance premiums over the term of the policy to which they relate and expense medical liability loss contingency expense in the month in which we deem such liability to be probable and reasonably estimable.

        Sales, General and Administrative Expense.    Sales, general and administrative expense is our second most significant expense as a percentage of revenue. Sales, general and administrative expense consists primarily of employee compensation expense, sales and marketing expense, information technology expense, the costs associated with the licensing and credentialing of our affiliated radiologists and costs associated with maintaining our facilities.

Other (Expense) Income

        Other (expense) income consists of non-operating expenses and income, such as interest expense incurred from our borrowings and from equipment financing, and interest income earned on cash balances and investments held in short-term government securities.

Redeemable Preferred Stock Accretion

        On May 2, 2005, we issued shares of our Series A Preferred Stock, which were redeemable on or after March 31, 2010, at the greater of the Redemption Price, as defined in our certificate of incorporation that was in effect prior to the closing of our initial public offering, or the fair value of the Series A Preferred Stock. As a result, we adjusted the value of the Series A Preferred Stock to its fair value at each reporting date. Upon the closing of our initial public offering in November 2007, all outstanding shares of our Series A Preferred Stock were automatically converted into shares of our common stock and the rights of the holders of Series A Preferred Stock to exercise redemption rights terminated. As a result, there will be no further recognition of accretion or decretion related to our Series A Preferred Stock.

Trends in Our Business and Results of Operations

  Revenue

        Our business has grown rapidly since inception. This growth has been driven by an increase in the demand for our services and a corresponding increase in our customer base. We have also experienced an increase in the utilization of our services by our existing customers, through expansion of our service hours, the provision of final reads, a high customer retention rate and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market. Our revenue growth has resulted primarily from increased volumes across a growing customer base and favorable read mix. We expect that our customers will continue to contract with us for additional services, including the performance of final reads, as well as to contract for additional hours of service coverage.

        The total number of reads we performed has continued to grow on a quarter-by-quarter basis for the past eight quarters as follows:

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Total reads	453,280	473,263	413,167	352,149	309,151	302,497	237,271	184,608
Percentage growth over prior year quarter	46.6%	56.5%	74.1%	90.8%	99.8%	105.9%	107.3%	98.1%

        Our revenues are affected by seasonality. While our revenues have continued to grow each year, we typically experience increased demand for our services and higher revenue growth during the second and third quarters of each year. We believe that during the summer months there are an increased amount of outdoor and transportation activities, which leads to more hospital visits, as well as there being more frequent vacation time taken by our customers' radiologists. During the first and fourth quarters of each year, when weather conditions are colder for a large portion of the United States, we have historically experienced lower revenue growth than that experienced during the second and third quarters. We expect this seasonality with respect to our revenues to continue. Our operating results may be subject to seasonal fluctuations, which makes our results difficult to predict and could cause our performance to fall short of quarterly expectations. We also expect to derive revenue in the future from contracts we have recently entered into for the licensing of our technology infrastructure and the provision of management and support services.

        In addition, our revenues are affected by fluctuations in the price per study charged to the customers to whom we provide service. The table below illustrates the quarter-by-quarter percentage change in the average revenue per read for lower price plain film reads and all other modalities for the past eight quarters:

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Plain film (1)	(1.9)%	(2.0)%	1.5%	(3.0)%	(3.6)%	(3.3)%	4.4%	1.8%
All other modalities (2)	(1.1)%	(0.7)%	0.1%	(0.2)%	(0.3)%	1.0%	0.4%	0.2%

(1)
Plain film modality includes all x-ray technology images.

(2)
All other modalities are primarily comprised of CT, MRI and ultrasound images.

        In November 2006, we also contracted to begin licensing the use of our technology infrastructure and began providing support services to our radiology group customers. This will permit our radiology group customers that cover multiple hospitals to perform reads over our infrastructure regardless of what equipment is in use at each hospital and without having to travel between hospitals. We have contracted with the Massachusetts General Physician's Organization, a subsidiary of Massachusetts General Hospital and a teaching affiliate of Harvard Medical School, to market and manage their deployment of specialized radiology services using our technology infrastructure. We have recognized revenue of approximately $205,000 for the year ended December 31, 2007 related to support services and $73,000 for the year ended December 31, 2006, but have not yet begun to provide services or recognize revenue from the use of our technology infrastructure. We do not anticipate that revenue recognized from these activities will be material in the near future.

  Physician Cash Compensation Expense

        Since our inception, our physician cash compensation expense has increased each year as we have added more affiliated radiologists to fulfill the increased demand for our services as our business and customer base has grown. However, physician cash compensation expense as a percentage of revenue has decreased due to the increased productivity of our affiliated radiologists. The increases in productivity by the existing affiliated radiologists have been, and may continue to be, offset, in part, by significant increases in newly engaged affiliated radiologists and the costs associated with the typical 90- to 180-day period during which newly engaged affiliated radiologists obtain necessary state licenses and hospital credentials, and thereafter become accustomed to our workflow technology. We expect that our physician cash compensation expense will continue to increase, but will decrease as a percentage of revenues as our expanding base of independent radiologists continues to grow.

  Physician Stock-Based Compensation Expense

        Physician stock-based compensation expense is a non-cash expense that fluctuates based upon the fair value of our common stock underlying the awards at the close of each reporting period as required by EITF Issue No. 96-18. As the value of an award is based on the underlying value of the common stock, we may record additional expense or income based on fluctuations in that value. Our physician stock-based compensation expense may increase in future periods if we issue additional options and other stock-based awards to our affiliated radiologists. However, the amount of expense for any period attributable to physician stock-based compensation fluctuates and is difficult to predict.

  Medical Liability Expense

        Our medical liability expense has increased each year since inception due to the increases in our medical liability insurance premiums primarily associated with the increased volume of reads our affiliated radiologists performed, as well as for payment of deductibles.

  Sales, General and Administrative Expense

        Our sales, general and administrative expense has increased each year since our inception as a result of increased employee compensation expenses in connection with the management, operations, development and maintenance of our expanding business. In addition to increased employee compensation expense, our sales, general and administrative expenses have increased due to increases in expenses relating to information technology, facilities, licensing and credentialing, sales and marketing and other general and administrative expense. We expect sales, general and administrative expense to continue to increase in future periods as a result of expenses associated with the performance of management and support services we have recently begun to provide to some of our customers and as a result of expenses related to being a public company, including legal and accounting fees and costs incurred in complying with the Sarbanes-Oxley Act of 2002. We believe that sales, general and administrative expenses, including the costs associated with the performance of the management services we have recently begun to provide to some of our customers and as a result of expenses related to being a public company, will increase as we continue to grow, but will decrease as a percentage of revenue.

Results of Operations

        The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of revenue.

	Year Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%

Operating costs and expenses:
Professional services	50.6	55.4	60.8
Physician cash compensation	44.5	47.2	50.6
Physician stock-based compensation	4.3	6.3	7.4
Medical liability expenses	1.8	1.9	2.8
Sales, general and administrative	35.8	41.2	47.5
Depreciation and amortization	2.9	2.5	2.2

Total operating costs and expenses	89.3	99.1	110.5

Operating income (loss)	10.7	0.9	(10.5)
Interest (expense) income, net	(2.2)	0.4	0.3
Non-controlling interest income (1)	—	—	(5.0)
Income tax expense	(4.5)	(2.3)	(0.2)

Net income (loss)	4.0	(1.0)	(5.4)

Series A Cumulative Redeemable Convertible Preferred Stock accretion	(11.7)	(21.1)	(104.4)
Series A Preferred Stock dividend	(15.8)	—	—

Net loss available to common stockholders	(23.5)%	(22.1)%	(109.8)%

(1)
Non-controlling interest for the years ended December 31, 2007 and 2006, represents less than 0.1% as a percentage of revenue.

Comparison of the Years Ended December 31, 2007 and December 31, 2006

  Revenue

	Year Ended December 31,		Change
	2007	2006	In Dollars	Percentage
	(dollars in thousands)
Revenue from reads	$84,964	$53,485	$31,479	58.9%
Other revenue	1,279	614	665	108.3

Total revenue	$86,243	$54,099	$32,144	59.4

        The 59.4% increase in revenue for the year ended December 31, 2007, as compared to the year ended December 31, 2006, resulted primarily from an increase in the number of customers to whom we provided services, increased volume from existing customers and an increased number of higher-priced final reads, which was partially offset by a 2.8% decline in our average price per read. For the year ended December 31, 2007, approximately 76% of our revenues from reads were derived from preliminary reads and approximately 24% from final reads, compared with approximately 81% from preliminary reads and approximately 19% from final reads for the year ended December 31, 2006. The number of customers to whom we provided services increased to 469 as of December 31, 2007, from 374 as of December 31, 2006. The number of medical facilities to whom we provide services increased to 804 as of December 31, 2007, from 663 as of December 31, 2006. Same site volume growth increased approximately 18% for the year ended December 31, 2007, as compared to the year ended December 31, 2006. Same site volume growth measures the percentage increase in the number of reads over the comparable prior year period generated by a facility that has been under contract for at least three months at the beginning of the measurement period and remains a customer throughout that period. Other revenue, primarily representing revenue from networking, licensing and credentialing and other service revenue, grew with the addition of new customers.

Operating Costs and Expenses

  Professional Services

					Change
	Year Ended December 31, 2007	Percentage of Revenue	Year Ended December 31, 2006	Percentage of Revenue
					In Dollars	Percentage
	(dollars in thousands)
Physician cash compensation expense	$38,388	44.5%	$25,504	47.2%	$12,883	50.5%
Physician stock-based compensation expense	3,687	4.3	3,416	6.3	272	8.0
Medical liability expense	1,532	1.8	1,053	1.9	479	45.5

Professional services	$43,607	50.6	$29,973	55.4	$13,634	45.5

        The 45.5% increase in professional services expense for the year ended December 31, 2007, compared to the year ended December 31, 2006, resulted from increases in physician cash and non-cash compensation expense associated with our increased number of radiologists and a significant increase in the number of reads performed by radiologists together with additional medical liability insurance premiums. The increase in the non-cash component of professional service expense resulted from physician stock-based compensation related primarily to the increased fair value of our common stock. For the year ended December 31, 2007, the number of physicians performing reads increased 55.6%, from 72 for the year ended December 31, 2006 to 112 for the year ended December 31, 2007. The decrease in physician cash compensation expense as a percentage of revenue from 47.2% for the year ended December 31, 2006 to 44.5% for the year ended December 31, 2007 resulted primarily from improved radiologist efficiency during 2007 due to continuing advancements in both our distributed network infrastructure and our radiologist support services.

  Sales, General and Administrative

					Change
	Year Ended December 31, 2007	Percentage of Revenue	Year Ended December 31, 2006	Percentage of Revenue
					In Dollars	Percentage
	(dollars in thousands)
Sales, general and administrative	$30,918	35.8%	$22,270	41.2%	$8,648	38.8%

        The 38.8% increase in sales, general and administrative expense for the year ended December 31, 2007, compared to the year ended December 31, 2006, resulted from increased expenses for employee compensation, sales and marketing, information technology, licensing and credentialing and other general and administrative expense.

  •
  Employee Compensation.    Our employee compensation expense increased from $11.8 million for the year ended December 31, 2006 to $17.1 million for the year ended December 31, 2007. The 44.9% increase resulted primarily from the hiring of additional administrative and operations personnel to manage, operate and maintain our business, and from performance-based bonus compensation. As of December 31, 2007, the number of administrative and operations personnel increased 18.8% from 186 as of December 31, 2006 to 221 as of December 31, 2007. Employee compensation expense as a percentage of revenue was 19.8% and 21.9% for the years ended December 31, 2007 and 2006, respectively.

  •
  Sales and Marketing.    Our sales and marketing expenses increased from $3.1 million for the year ended December 31, 2006 to $3.4 million for the year ended December 31, 2007. The 9.7% increase resulted from expanded efforts in sales and marketing activities and programs and higher commissions on increased revenue amounts. As of December 31, 2007, the number of sales and marketing personnel decreased 11.1%, from 27 as of December 31, 2006 to 24 as of December 31, 2007. Sales and marketing expenses as a percentage of revenue were 3.9% and 5.7% for the years ended December 31, 2007 and 2006, respectively.

  •
  Information Technology.    Our information technology expense increased from $1.7 million for the year ended December 31, 2006 to $1.9 million for the year ended December 31, 2007. The 11.8% increase resulted from increased provisioning costs for communications bandwidth and additional radiologist network connections together with increases in software transactional costs associated with increased volumes, which was partially offset by a decrease in software transactional costs resulting from our implementation of our own RIS in February 2006. Information technology expense as a percentage of revenue was 2.2% and 3.2% for the years ended December 31, 2007 and 2006, respectively.

  •
  Licensing and Credentialing.    Our licensing and credentialing related expenses increased from $938,000 for the year ended December 31, 2006 to $1.5 million for the year ended December 31, 2007. The 59.9% increase relates primarily to the amount and timing of initial and renewal license applications on a greater number of affiliated radiologists, which was partially offset by the comparatively lower costs of renewal applications. Licensing and credentialing related expenses as a percentage of revenue were 1.8% and 1.7% for the years ended December 31, 2007 and 2006, respectively.

  •
  Other General and Administrative.    Our other general and administrative expenses increased from $4.7 million for the year ended December 31, 2006 to $7.0 million for the year ended December 31, 2007. The 48.9% increase resulted from an increase in facilities expense and outside professional expense as well as other general operating expense primarily due to our initial public offering and the growth in our business. Other general and administrative expenses as a percentage of revenue were 8.1% and 8.7% for the years ended December 31, 2007 and 2006, respectively.

        We believe that sales, general and administrative expenses, including the costs associated with the performance of the management services we have recently begun to provide to some of our customers and as a result of expenses related to being a public company, will increase as we continue to grow, but will decrease as a percentage of revenue.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased from $1.4 million for the year ended December 31, 2006 to $2.5 million for the year ended December 31, 2007. This 78.6% increase was primarily due to the increase in depreciation expense related to additional capital equipment purchased for our operations. We believe that depreciation and amortization expense will increase in the future, but will decrease as a percentage of revenue.

        Interest (Expense) Income, Net.    Interest (expense) income, net, decreased from income of $217,000 for the year ended December 31, 2006 to expense of $1.9 million for the year ended December 31, 2007. This increase in interest expense relates to the interest and accelerated amortization of capitalized closing costs associated with our Senior Credit Facility.

        Non-Controlling Interest (Income) Expense.    Through consolidation, we recognize all net losses of the Affiliated Medical Practices in excess of the equity of the Affiliated Medical Practices. During the year ended December 31, 2006, one of the Affiliated Medical Practices experienced net income that created a positive equity position for that Affiliated Medical Practice and, as a result we recognized non-controlling interest expense of $25,000. During the year ended December 31, 2007, that same Affiliated Medical Practice experienced net losses that decreased its' positive equity position, but did not exceed it. As a result, for the year ended December 31, 2007, we recognized non-controlling interest income of $17,000 relating to losses of that Affiliated Medical Practice.

        Income Tax Expense.    Income tax expense increased from $1.2 million for the year ended December 31, 2006 to $3.9 million for the year ended December 31, 2007, which resulted primarily from an increase in pre-tax net income for VRC from approximately $2.5 million for the year ended December 31, 2006 to approximately $9.5 million for the year ended December 31, 2007. As previously discussed, we consolidate our financial results in accordance with FIN 46(R). However, for income tax purposes, VRC is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices. As a result, tax losses of the Affiliated Medical Practices are not available to offset taxable income of VRC. The difference in the consolidated group for financial statement purposes and tax purposes, combined with the valuation allowances established for deferred tax assets related to net operating loss carryforwards of certain of the Affiliated Medical Practices, resulted in the increase in income tax expense for the year ended December 31, 2007 compared to the year ended December 31, 2006. There were no operating loss carry-forwards to be utilized for the years ended December 31, 2006 or December 31, 2007. These factors resulted in an effective tax rate of 52.8% for the year ended December 31, 2007 compared to a rate of 175.9% for the year ended December 31, 2006.

        Preferred Stock Accretion.    Preferred stock accretion decreased from $11.4 million for the year ended December 31, 2006 to $10.1 million for the year ended December 31, 2007. This accretion relates to our Series A Preferred Stock, which was issued on May 2, 2005, and is calculated based on the difference between the estimated fair value of the Series A Preferred Stock as of the consolidated balance sheet date compared to the fair value of the stock on the previous consolidated balance sheet date. All shares of our Series A Preferred Stock were converted to common stock at the time of our initial public offering, and as a result, there will be no further recognition of preferred stock accretion or decretion for periods after December 31, 2007.

Comparison of the Years Ended December 31, 2006 and December 31, 2005

  Revenue

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
	(dollars in thousands)
Revenue from reads	$53,485	$26,813	$26,672	99.5%
Other revenue	614	178	436	244.9

Total revenue	$54,099	$26,991	$27,108	100.4

        The 100.4% increase in revenue for the year ended December 31, 2006, as compared to the year ended December 31, 2005, resulted primarily from an increase in the number of customers to whom we provided services, increased volume from new and existing customers and an increased number of higher-priced final reads. For the year ended December 31, 2006, approximately 81% of our revenues from reads were derived from preliminary reads and approximately 19% from final reads, compared with approximately 91% from preliminary reads and approximately 9% from final reads for the year ended December 31, 2005. The number of customers to whom we provided services increased to 374 as of December 31, 2006, from 238 as of December 31, 2005. The number of medical facilities to whom we provided services increased to 663 as of December 31, 2006, from 446 as of December 31, 2005. Same site volume growth increased approximately 20% for the year ended December 31, 2006, as compared to the year ended December 31, 2005. Same site volume growth measures the percentage increase in the number of reads over the comparable prior year period generated by a facility that has been under contract for at least three months at the beginning of the measurement period and remains a customer throughout that period. Other revenue, primarily representing revenue from technical support services to our customers, grew with the addition of new customers.

Operating Costs and Expenses

  Professional Services

					Change
	Year Ended December 31, 2006	Percentage of Revenue	Year Ended December 31, 2005	Percentage of Revenue
					In Dollars	Percentage
	(dollars in thousands)
Physician cash compensation expense	$25,504	47.2%	$13,670	50.6%	$11,835	86.6%
Physician stock-based compensation expense	3,416	6.3	1,995	7.4	1,420	71.2
Medical liability expense	1,053	1.9	751	2.8	302	40.2

Professional services	$29,973	55.4%	$16,416	60.8%	$13,557	82.6

        The 82.6% increase in professional services expense for the year ended December 31, 2006, compared to the year ended December 31, 2005, resulted from increases in physician cash and non-cash compensation expense associated with our increased number of radiologists and a significant increase in the number of reads performed by radiologists together with additional medical liability insurance premiums. The increase in the non-cash component of professional service expense resulted from physician stock-based compensation related primarily to the increased fair value of our common stock. For the year ended December 31, 2006, the number of physicians performing reads increased 35.8%, from 53 for the year ended December 31, 2005 to 72 for the year ended December 31, 2006. The decrease in physician cash compensation expense as a percentage of revenue from 50.6% for the year ended December 31, 2005 to 47.2% for the year ended December 31, 2006 resulted primarily from our rapid engagement of physicians in the first half of 2005 in anticipation of significant sales growth and seasonal demand, and our better matching of capacity with demand for the first half of 2006.

  Sales, General and Administrative

					Change
	Year Ended December 31, 2006	Percentage of Revenue	Year Ended December 31, 2005	Percentage of Revenue
					In Dollars	Percentage
	(dollars in thousands)
Sales, general and administrative	$22,270	41.2%	$12,814	47.5%	$9,456	73.8%

        The 73.8% increase in sales, general and administrative expense for the year ended December 31, 2006, compared to the year ended December 31, 2005, resulted from increased expenses for employee compensation, information technology, facilities, licensing and credentialing, sales and marketing and other general administrative expense.

  •
  Employee Compensation.    Our employee compensation expense increased from $6.8 million for the year ended December 31, 2005 to $11.8 million for the year ended December 31, 2006. The 73.5% increase resulted primarily from the hiring of additional administrative and operations personnel to manage, operate and maintain our business, and from performance-based bonus compensation. As of December 31, 2006, the number of administrative and operations personnel increased 44.2% from 129 as of December 31, 2005 to 186 as of December 31, 2006. Employee compensation expense as a percentage of revenue was 21.9% and 25.5% for the years ended December 31, 2006 and 2005, respectively.

  •
  Sales and Marketing.    Our sales and marketing expenses increased from $1.5 million for the year ended December 31, 2005 to $3.1 million for the year ended December 31, 2006. The 106.7% increase resulted from an increase in the number of our sales and marketing personnel and expanded efforts in sales and marketing activities and programs. As of December 31, 2006, the number of sales and marketing personnel increased 22.7%, from 22 as of December 31, 2005 to 27 as of December 31, 2006. Sales and marketing expenses as a percentage of revenue were 5.7% and 5.5% for the years ended December 31, 2006 and 2005, respectively.

  •
  Information Technology.    Our information technology expense increased from $1.3 million for the year ended December 31, 2005 to $1.7 million for the year ended December 31, 2006. The 30.8% increase resulted from increased provisioning costs for communications bandwidth and additional radiologist network connections together with increases in software transactional costs associated with increased volumes, which was partially offset by a decrease in software transactional costs resulting from our implementation of our own RIS in February 2006. Information technology expense as a percentage of revenue was 3.2% and 4.9% for the years ended December 31, 2006 and 2005, respectively.

  •
  Licensing and Credentialing.    Our licensing and credentialing related expenses increased from $886,000 for the year ended December 31, 2005 to $938,000 for the year ended December 31, 2006. The 5.9% increase relates primarily to the amount and timing of initial and renewal license applications, which was partially offset by the comparatively lower costs of renewal applications. Licensing and credentialing related expenses as a percentage of revenue were 1.7% and 3.3% for the years ended December 31, 2006 and 2005, respectively

  •
  Other General and Administrative.    Our other general and administrative expenses increased from $2.2 million for the year ended December 31, 2005 to $4.7 million for the year ended December 31, 2006. The 113.6% increase resulted from an increase in facilities expense and outside professional expense as well as other general operating expense commensurate with our increased activities. Other general and administrative expenses as a percentage of revenue were 8.7% and 8.3% for the years ended December 31, 2006 and 2005, respectively.

        We believe that sales, general and administrative expenses, including the costs associated with the performance of the management services we have recently begun to provide to some of our customers and as a result of expenses related to being a public company, will increase as we continue to grow, but will decrease as a percentage of revenue.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased from $586,000 for the year ended December 31, 2005 to $1.4 million for the year ended December 31, 2006. This 138.9% increase was primarily due to the increase in depreciation expense related to additional capital equipment purchased for our operations. We believe that depreciation and amortization expense will increase in the future, but will decrease as a percentage of revenue.

        Interest (Expense) Income, Net.    Interest (expense) income, net, increased from income of $56,000 for the year ended December 31, 2005 to income of $217,000 for the year ended December 31, 2006. This increase resulted from interest income earned on the net proceeds of our sale of Series A Preferred Stock in May 2005, net of interest expense on our revolving line of credit repaid from the proceeds of that sale.

        Non-Controlling Interest (Income) Expense.    Through consolidation, we recognize all net losses of the Affiliated Medical Practices in excess of the equity of the Affiliated Medical Practices. For the period ended December 31, 2005 VRP experienced net losses that changed VRP's equity position to a net deficit and, as a result we recognized non-controlling interest income of $1.4 million relating to losses previously absorbed by VRC. During the year ended December 31, 2006, the non-controlling interest expense was $25,000, which reflects income generated by one of our Affiliated Medical Practices during that period.

        Income Tax Expense.    Income tax expense increased from $58,000 for the year ended December 31, 2005 to $1.2 million for the year ended December 31, 2006, which resulted primarily from an increase in pre-tax net income for VRC from approximately $1.7 million for the year ended December 31, 2005 to approximately $2.5 million for the year ended December 31, 2006. As previously discussed, we consolidate our financial results in accordance with FIN 46(R). However, for income tax purposes, VRC is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices. As a result, tax losses of the Affiliated Medical Practices are not available to offset taxable income of VRC. The difference in the consolidated group for financial statement purposes and tax purposes, combined with the valuation allowances established for deferred tax assets related to net operating loss carryforwards of certain of the Affiliated Medical Practices, resulted in the increase in income tax expense for the year ended December 31, 2006 compared to the year ended December 31, 2005. In addition, the increase also resulted from the utilization of the net operating loss carry-forwards previously not recognized which eliminated VRC's taxable income for the year ended December 31, 2005. There were no operating loss carry-forwards to be utilized for the year ended December 31, 2006. These factors resulted in an effective tax rate of 175.9% for the year ended December 31, 2006 compared to a negative 4.1% for the year ended December 31, 2005.

        Preferred Stock Accretion.    Preferred stock accretion decreased from $28.2 million for the year ended December 31, 2005 to $11.4 million for the year ended December 31, 2006. This accretion relates to our Series A Preferred Stock, which was issued on May 2, 2005, and is calculated based on the difference between the estimated fair value of the Series A Preferred Stock as of the consolidated balance sheet date compared to the fair value of the stock on the previous consolidated balance sheet date.

  Quarterly Results of Operations

        The following table presents our unaudited consolidated results of operations and other financial data for the last eight quarters. The financial data presented below reflects the consolidated operations of Virtual Radiologic Corporation and the Affiliated Medical Practices. You should read the following table in conjunction with the consolidated financial statements and related notes included elsewhere in this prospectus. We have prepared the unaudited interim consolidated financial statements in accordance with GAAP, and the rules and regulations of the SEC for the interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the results of our operations for the interim periods.

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$22,945	$24,033	$21,163	$18,102	$16,165	$15,877	$12,383	$9,674
Operating costs and expenses (1)	20,741	20,244	20,002	16,026	15,633	14,791	12,199	10,971

Operating income (loss)	2,204	3,789	1,161	2,076	532	1,086	184	(1,297)
Other (expense) income
Interest Expense	(1,938)	(435)	(1)	(6)	(9)	(7)	(12)	(9)
Interest Income	199	138	71	43	54	75	65	60

Other (expense) income	(1,739)	(297)	70	37	45	68	53	51

Income (loss) before non- controlling interest and income tax	465	3,492	1,231	2,113	577	1,154	237	(1,246)
Non-controlling interest (income) expense	(2,108)	1,752	(341)	680	(260)	90	100	95
Income tax expense (benefit)	1,288	1,192	995	392	(454)	1,058	413	209

Net income (loss)	1,285	548	577	1,041	1,291	6	(276)	(1,550)
Cash dividends paid on preferred stock	—	(13,596)	—	—	—	—	—	—
Series A Cumulative Redeemable Convertible Preferred Stock decretion (accretion)	14,941	(4,950)	(24,892)	4,774	6,844	(4,589)	(3,924)	(9,768)

Net income (loss) available to common stockholders	$16,226	$(17,998)	$(24,315)	$5,815	$8,135	$(4,583)	$(4,200)	$(11,318)

Earnings (loss) per share:
Basic	$1.28	$(2.22)	$(3.27)	$0.56	$0.79	$(0.69)	$(0.64)	$(1.71)
Diluted	$0.08	$(2.22)	$(3.27)	$0.08	$0.10	$(0.69)	$(0.64)	$(1.71)

(1)
Includes the non-cash stock-based compensation and depreciation and amortization charges set forth in the following table:

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(in thousands)
Professional services
Non-cash stock-based compensation	$759	$875	$2,158	$(105)	$166	$1,097	$653	$1,500
Sales, general and administrative
Non-cash stock-based compensation	278	292	89	27	65	19	22	9
Depreciation and amortization	787	654	549	498	409	347	327	268

	$1,824	$1,821	$2,796	$420	$640	$1,463	$1,002	$1,777

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

        Our financial position included cash and cash equivalents of $33.5 million and $6.0 million at December 31, 2007 and 2006, respectively. We have historically funded our operations from cash flows generated by our operating activities, by proceeds generated from the sale of our Series A Preferred Stock and common stock, and from borrowings under our various revolving credit facilities.

        The reported changes in cash and cash equivalents for the years ended December 31, 2007, 2006 and 2005 are summarized below:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$6,861	$3,977	$(1,794)
Net cash (used in) provided by investing activities	(5,093)	1,208	(7,754)
Net cash provided by (used in) financing activities	25,761	(2,315)	12,152

Increase in cash and cash equivalents	$27,529	$2,870	$2,604

Cash Flows from Operating Activities

        For the year ended December 31, 2007, we generated $6.9 million of net cash from operating activities from net income of $3.5 million. Our net cash from operations during this period included an increase in our accounts receivable of $3.7 million, which resulted primarily from the growth in our business and a slight increase in the average number of days our sales were outstanding from approximately 48 days for the year ended December 31, 2006 to 49 days for the year ended December 31, 2007. The net cash from operations also included an increase in current taxes receivable of $2.0 million and a decrease in current taxes payable of $608,000, partially offset by an increase in accounts payable and accrued expenses of $1.7 million related primarily to increases in accrued compensation expense and accrued professional fees for employees and independent contractor physicians. In addition, we had non-cash charges of $1.4 million for amortization of debt issuance costs, $2.5 million for depreciation and amortization and $4.4 million for equity-based compensation.

        For the year ended December 31, 2006, we generated $4.0 million of net cash from operating activities from a net loss of $529,000. Our net cash from operations during this period included an increase in our accounts receivable of $4.6 million, which resulted primarily from the growth in our business and an increase in the average number of days our sales were outstanding from approximately 46 days for the year ended December 31, 2005 to 48 days for the year ended December 31, 2006. The net cash from operating activities included an increase in accounts payable and accrued expenses of $4.0 million, which related primarily to increases in accrued compensation expense and accrued professional fees for employees and independent contractor physicians. The net cash from operating activities also included an increase in current taxes payable of $608,000. In addition, we had non-cash charges of $1.4 million for depreciation and amortization and $3.5 million for equity-based compensation.

        For the year ended December 31, 2005, we used $1.8 million of net cash in operating activities from a net loss of $1.5 million. Our net cash used in operations during this period included an increase in our receivables of $2.5 million and an increase in accounts payable and accrued expenses of $1.4 million. The increase in accounts receivable was partially offset by a decrease in the average number of days our sales were outstanding, from approximately 50 days for the year ended December 31, 2004 to approximately 46 days for the year ended December 31, 2005. The increase in accounts payable and other accrued expenses related primarily to an increase in accrued compensation expenses for both employees and independent contractor physicians. In addition, net cash used in operating activities included an increase in prepaid expenses and other assets of $465,000, which resulted primarily from an increase in the costs associated with medical malpractice insurance and the timing of those payments. We also had non-cash charges of $586,000 for depreciation and amortization and $2.0 million for equity-based compensation.

Cash Flows from Investing Activities

        Net cash used in investing activities was $5.1 million for the year ended December 31, 2007, which was comprised primarily of capital expenditures associated with purchases of equipment and continued investment in our information technology infrastructure.

        Net cash provided by investing activities was $1.2 million for the year ended December 31, 2006, which was comprised primarily of the maturation of a short-term investment, which was partially offset by capital expenditures associated with purchases of equipment and continued investment in our information technology infrastructure.

        Net cash used in investing activities was $7.8 million for the year ended December 31, 2005. These expenditures were comprised of the purchase of a $5.0 million short-term investment with a portion of the proceeds from our Series A Preferred Stock offering, $2.3 million in capital expenditures associated with purchases of equipment and continued investment in our information technology infrastructure.

Cash Flows from Financing Activities

        Net cash provided by financing activities was $25.8 million for the year ended December 31, 2007. Our net cash provided by financing activities included an increase of $63.2 million related to the issuance of our common stock through our initial public offering, net of all underwriting discounts and commissions, which was partially offset by payments of $39.9 million for a one-time dividend and $1.4 million related to debt issuance costs. Our net cash provided by financing activities also included increases of $4.8 million as a result of tax benefits generated by the disqualified disposition of stock options during the period, $1.2 million of net proceeds from the issuance of common stock relating to the exercise of stock options and warrants during the period and payments of $2.1 million for costs related to our initial public offering.

        Net cash used in financing activities was $2.3 million for the year ended December 31, 2006. During this period the net cash provided by financing activities included payment on a related party payable of $200,000 relating to the concurrent receipt of the same amount from one of our affiliated radiologists in connection with the concurrent redemption and resale of shares of our common stock. In addition, net cash used in financing activities for the twelve month period also included $1.8 million of payments related to the costs associated with our anticipated initial public offering and $292,000 of payments on capital leases.

        Net cash provided by financing activities was $12.2 million for the year ended December 31, 2005. During this period, the net cash provided by financing activities included $13.6 million in gross proceeds from the sale of our Series A Preferred Stock, $218,000 of which was allocated to the warrants to purchase common stock issued in conjunction with that sale, and $1.5 million of which was allocated to pay the costs associated with the offering. Also included in the net cash provided by financing activities was $974,000 in cash proceeds from the sale of our common stock. Net payments on our revolving line of credit totaling $475,000 and $399,000 for payments of capital lease obligations partially offset these amounts.

Future Liquidity Requirements

        We believe that our cash balances, including the proceeds from our initial public offering, and the expected cash flow from operations, will be sufficient to fund our operating activities, working capital and capital expenditure requirements for at least the next eighteen months. We expect our long-term liquidity needs to consist primarily of working capital and capital expenditure requirements. We intend to fund these long-term liquidity needs from cash generated from operations along with cash generated by potential future financing transactions. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent that funds generated by our public offering, together with existing cash and securities and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. As of December 31, 2007, we were not a party to any agreement or binding letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, although we may enter into these types of arrangements in the future, which could also require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations and Commitments

        The following table presents a summary of our contractual obligations and commitments as of December 31, 2007. The professional services agreements that we entered into with our affiliated radiologists are not included in the following table because those contracts, subject to certain notice provisions, may be terminated by either party.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating Lease Commitments (1)	$18,610	$1,030	$3,336	$3,311	$10,933

(1)
Operating lease commitments less than one year consist of: (i) leases for our office facilities in Minnetonka, Minnesota, Eden Prairie, Minnesota, Maui, Hawaii and Mountain View, California and (ii) the security deposit on our new corporate headquarters in Eden Prairie, Minnesota. Operating lease commitments greater than one year also include a lease for our new corporate headquarters facility in Eden Prairie, Minnesota.

We did not have any current or future capital lease commitments as of December 31, 2007.

Revolving Credit Facility with Associated Bank

        In December 2006, we terminated our revolving credit facility with Associated Commercial Finance, Inc. and entered into a new revolving credit facility with Associated Bank, National Association. Pursuant to the terms of the new revolving credit facility, up to $2.0 million was available to us provided that such amount did not exceed 80% of our outstanding accounts receivable. Our obligations under the new revolving credit facility were secured by a pledge of our accounts receivable and a security interest in our other property. We were able to voluntarily prepay any amounts outstanding under the new revolving credit facility without penalty or fees. Any amounts outstanding under the new revolving credit facility incurred interest at a rate equal to the greater of 5% or the prime rate. In addition, we were required to pay a non-use fee for any unborrowed amounts under the new revolving credit facility at a rate of 0.25% per annum. Under the terms of the new revolving credit facility, we were subject to, among other things, restrictions on incurring additional debt, liens and encumbrances. We terminated the new revolving credit facility, which was undrawn as of the date of its termination, in August 2007 in connection with the closing of the Senior Credit Facility described below.

Senior Credit Facility

        We entered into the Senior Credit Facility in August 2007, which was comprised of a $4.0 million revolver and a $41.0 million term loan. The proceeds of the term loan after the payment of fees and expenses incurred in connection with the Senior Credit Facility, together with cash on hand, were used to fund a one-time dividend of $3.00 per share that was declared by our Board of Directors on August 10, 2007. On September 5, 2007, we paid an aggregate of approximately $39.9 million in respect of a one-time dividend of $3.00 per share to all of our stockholders of record as of August 29, 2007, including preferred stockholders. On November 20, 2007, the Company used approximately $43.4 million of the net proceeds from its initial public offering to repay outstanding debt under the Senior Credit Facility, including interest accrued thereon and fees and expenses incurred in connection therewith. In connection with the repayment, the Company terminated the Senior Credit Facility on November 20, 2007. No prepayment penalties were incurred in connection with the termination of the Senior Credit Facility.

Interest Rate and Fees

        The interest rates per annum applicable to the loans under the Senior Credit Facility was, at our option, equal to either a base rate or an adjusted LIBO rate, in each case, plus an applicable margin percentage. The base rate was the greater of: (i) 50 basis points above the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York and (ii) Bloomberg's prime rate as published by Bloomberg Professional Service. The adjusted LIBO rate was determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan as adjusted for the maximum reserve requirement established by the Board of Governors of the Federal Reserve System. Rates ranged between 9% and 11% for the period during which the Senior Credit Facility was outstanding. Total interest paid related to the Senior Credit Facility for the year ended December 31, 2007 was approximately $939,000.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The remainder of SFAS No. 157 is effective, for us, beginning in the first quarter of fiscal year 2009. The aspects that have been deferred by FSP FAS 157-2 will be effective for us beginning in the first quarter of fiscal year 2010. We are currently evaluating the impact of this statement. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. This standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. We have not elected the fair value option for eligible items that existed as of January 1, 2008.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance and income tax uncertainties. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early application of this statement is prohibited. We are currently evaluating the impact of this statement.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS No. 160, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. Early adoption of this statement is prohibited. We are currently evaluating the impact of this statement.

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

        As of December 31, 2007, we did not have significant exposure to foreign currency exchange rates as substantially all of our transactions are denominated in U.S. dollars. VRL's functional currency is the British pound; however, as of December 31, 2007, VRL's operations are immaterial and do not have a material impact on our consolidated results of operations or financial position.

Interest Rate Market Risk

        Our cash is invested in bank deposits and demand deposit accounts denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, other current assets, trade accounts payable, accrued expenses and customer deposits approximate fair value because of the short period of time to maturity.

ITEM 8.    Financial Statements and Supplementary Data

Virtual Radiologic Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents

        The supplementary financial data required by this Item 8 is included in Item 7 under "Quarterly Results of Operations."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Virtual Radiologic Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficiency) and of cash flows present fairly, in all material respects, the financial position of Virtual Radiologic Corporation (the "Company") at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. Also as discussed in Note 2, the Company changed the manner in which it accounts for employee share-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 17, 2008

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$33,487	$5,958
Restricted cash	700	700
Accounts receivable, net	12,486	9,036
Prepaid expenses	2,073	1,496
Current taxes receivable	1,995	—
Other current assets	336	2,480

Total current assets	51,077	19,670
Property, plant and equipment, net	8,013	5,704
Intangible assets, net	252	204
Other assets	94	71

Total assets	$59,436	$25,649

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Current portion of capital lease obligations	$—	$21
Accounts payable	801	469
Accrued professional services compensation expense	4,681	4,166
Accrued sales, general and administrative compensation expense	1,717	887
Other accrued expenses	1,273	1,830
Current taxes payable	—	608
Other current liabilities	398	31

Total current liabilities	8,870	8,012
Deferred rent	204	218
Other liabilities	24	302
Non-controlling interest	8	25
Commitments and contingencies (Note 9)
Series A Cumulative Redeemable Convertible Preferred Stock, $.001 par value; 6,370,000 and 3,630,000 shares authorized at December 31, 2007 and 2006; zero and 3,626,667 shares issued and outstanding at December 31, 2007 and 2006; liquidation value of zero and $17,415,330 at December 31, 2007 and 2006, respectively	—	51,527
Stockholders' equity (deficiency)
Common stock, $.001 par value; 100,000,000 and 21,500,000 shares authorized at December 31, 2007 and 2006; 16,463,173 and 6,718,810 shares issued and outstanding at December 31, 2007 and 2006, respectively	16	7
Additional paid-in capital	90,165	(31,048)
Accumulated deficit	(39,851)	(3,394)

Total stockholders' equity (deficiency)	50,330	(34,435)

Total liabilities and stockholders' equity (deficiency)	$59,436	$25,649

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$86,243	$54,099	$26,991

Operating costs and expenses
Professional services	43,607	29,973	16,416
Sales, general and administrative	30,918	22,270	12,814
Depreciation and amortization	2,488	1,351	586

Total operating costs and expenses	77,013	53,594	29,816

Operating income (loss)	9,230	505	(2,825)
Other (expense) income
Interest expense	(2,380)	(37)	(131)
Interest income	451	254	187

Total other (expense) income	(1,929)	217	56

Income (loss) before non-controlling interest and income taxes	7,301	722	(2,769)
Non-controlling interest (income) expense	(17)	25	(1,362)

Income (loss) before income taxes	7,318	697	(1,407)
Income tax expense	3,867	1,226	58

Net income (loss)	3,451	(529)	(1,465)
Series A Cumulative Redeemable Convertible Preferred Stock accretion	(10,127)	(11,437)	(28,181)
Cash Dividends Paid:
Series A Preferred Stock	(13,596)	—	—

Net loss available to common stockholders	$(20,272)	$(11,966)	$(29,646)

Loss per common share
Basic and Diluted	$(2.31)	$(1.80)	$(4.74)
Weighted average common shares outstanding
Basic and Diluted	8,762	6,640	6,254

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
(in thousands, except share data)

	Common Stock			Common Stock Subscription Receivable		Total Stockholders' Equity (Deficiency)
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance at January 1, 2005	5,659,500	$57	$253	$—	$(1,399)	$(1,089)
Conversion of related party notes payable to common stock	495,970	1	991	—	—	992
Sale of common stock to independent contractor physicians	448,340	—	1,345	—	—	1,345
Warrants issued in conjunction with sale of Series A Cumulative Redeemable Convertible Preferred Stock	—	—	218	—	—	218
Accretion of Series A Cumulative Redeemable Convertible Preferred Stock	—	—	(28,181)	—	—	(28,181)
Equity based compensation for independent contractor physicians	—	—	1,995	—	—	1,995
Common stock to be re-purchased	(85,000)	—	(255)	—	—	(255)
Common stock to be re-issued	85,000	—	255	(200)	—	55
Change in par-value of common stock from $.01 to $.001 due to re-incorporation	—	(51)	51	—	—	—
Net loss	—	—	—	—	(1,465)	(1,465)

Balance at December 31, 2005	6,603,810	$7	$(23,328)	$(200)	$(2,864)	$(26,385)

Accretion of Series A Cumulative Redeemable Convertible Preferred Stock	—	—	(11,437)	—	—	(11,437)
Equity based compensation for independent contractor physicians	—	—	3,416	—	—	3,416
Equity based compensation for employees	—	—	115	—	—	115
Stock subscription receivable payment	—	—	—	200	—	200
Issuance of common stock to independent contractor physicians	35,000	—	105	—	—	105
Independent contractor physician stock option exercises	80,000	—	80	—	—	80
Net loss	—	—	—	—	(529)	(529)

Balance at December 31, 2006	6,718,810	$7	$(31,049)	$—	$(3,393)	$(34,435)

Accretion of Series A Cumulative Redeemable Convertible Preferred Stock	—	—	(10,127)	—	—	(10,127)
Equity based compensation for independent contractor physicians	—	—	3,687	—	—	3,687
Equity based compensation for employees	—	—	686	—	—	686
Independent contractor physician and employee stock option exercises	2,045,163	2	1,512	—	—	1,514
Common stock re-purchased	(910,000)	(1)	(10,009)	—	—	(10,010)
Common stock re-issued	910,000	1	10,009	—	—	10,010
Warrant exercise	72,533	—	1	—	—	1
Payment of dividend	—	—	—	—	(39,909)	(39,909)
Common stock issued in initial public offering	4,000,000	4	63,236	—	—	63,240
Series A Preferred Stock conversion to common stock	3,626,667	3	61,650	—	—	61,653
Excess tax benefit from exercises of stock options	—	—	4,780	—	—	4,780
Stock issuance costs	—	—	(4,211)	—	—	(4,211)
Net income	—	—	—	—	3,451	3,451

Balance at December 31, 2007	16,463,173	$16	$90,165	$—	$(39,851)	$50,330

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$3,451	$(529)	$(1,465)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Non-controlling interest	(17)	25	(1,362)
Provision for doubtful accounts and sales allowance	298	191	90
Depreciation and amortization	2,488	1,351	586
Amortization of debt issuance costs	1,428	—	—
Interest and discount amortization on short-term investment	—	(67)	(124)
Loss on disposal of property, plant and equipment	114	90	—
Equity based compensation for independent contractor physicians	3,687	3,416	1,995
Equity based compensation for employees	686	115	—
Deferred income taxes	197	64	—
Changes in operating assets and liabilities
Accounts receivable	(3,748)	(4,648)	(2,460)
Prepaid expenses	(577)	(606)	(627)
Current taxes receivable	(1,995)	—	—
Other current assets	(301)	(35)	—
Other assets	(23)	(11)	162
Accounts payable	350	93	(427)
Accrued expenses	1,315	3,870	1,730
Current taxes payable	(608)	608	—
Other current liabilities	130	32	—
Deferred rent	(14)	18	108

Net cash provided by (used in) operating activities	6,861	3,977	(1,794)

Cash flows from investing activities
Purchase of property, plant and equipment	(5,051)	(3,511)	(2,307)
Proceeds from sale of property, plant and equipment	11	—	1
Payments to acquire patents	(53)	(40)	(180)
Purchase of short-term investment	—	—	(4,968)
Proceeds from maturity of short-term investment	—	5,159	—
Restricted cash	—	(400)	(300)

Net cash (used in) provided by investing activities	(5,093)	1,208	(7,754)

Cash flows from financing activities
Payments on related party notes payable	—	(200)	(105)
Borrowings from revolving line of credit	—	—	2,200
Repayments on revolving line of credit	—	—	(2,675)
Payments on capital leases	(21)	(292)	(399)
Proceeds from issuance of Series A Preferred Stock	—	—	13,382
Payment of offering costs	(2,139)	(1,823)	(1,473)
Issuance of common stock warrants	—	—	218
Proceeds from issuance of common stock and common stock subscription	63,240	—	974
Proceeds from stock option exercises	1,238	—	—
Proceeds from repayment of common stock subscription receivable	—	—	30
Payments for the re-purchase of common stock	(10,010)	—	—
Proceeds from the re-issuance of common stock	10,010	—	—
Excess tax benefit from exercises of stock options	4,780	—	—
Proceeds from the issuance of debt	41,000	—	—
Payment of debt	(41,000)	—	—
Payment of debt issuance costs	(1,428)	—	—
Cash dividends paid	(39,909)	—	—

Net cash provided by (used in) financing activities	25,761	(2,315)	12,152

Net increase in cash and cash equivalents	27,529	2,870	2,604
Cash and cash equivalents
Beginning of period	5,958	3,088	484

End of period	$33,487	$5,958	$3,088

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)
(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information
Cash paid for interest	$940	$30	$98
Cash paid for income taxes	1,298	412	—
Significant non-cash transactions
Property, plant and equipment acquired through capital leases	—	—	260
Property, plant and equipment purchases included in accounts payable	111	68	34
Property, plant and equipment purchases included in accrued expenses	208	397	178
Capitalized costs included in accounts payable	137	197	—
Capitalized costs included in accrued expenses	112	186	—
Intangible assets included in accrued expenses	12	—	—
Related party notes converted to common stock	—	—	950
Accrued expenses converted to common stock	—	105	—
Accrued interest converted to common stock	—	—	42
Common stock subscription receivable	—	—	255
Change in par value of common stock due to re-incorporation	—	—	51
Related party common stock to be repurchased	—	—	255
Professional services compensation converted to payment of common stock subscription receivable	—	200	396
Professional services compensation converted to payment for option exercises	276	80	—
Stock issuance costs reclassified to additional paid-in capital	4,211	—	—
Accretion of Series A Preferred Stock	10,127	11,437	28,181
Series A Preferred stock conversion to common stock	61,653	—	—

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. Business Overview

        Virtual Radiologic Corporation, or VRC, was formed through a merger between Virtual Radiologic Consultants, Inc., a Minnesota corporation, and Virtual Radiologic Consultants, Inc., a Delaware corporation, that was consummated on May 2, 2005. On January 1, 2006, Virtual Radiologic Consultants, Inc., or VRC Inc., a Delaware corporation and the surviving entity in the merger, changed its name to VRC. Virtual Radiologic Professionals, LLC, or VRP, a Delaware limited liability company, is the successor by merger to Virtual Radiologic Professionals, PLC, a Minnesota professional limited liability company, which was the successor to Virtual Radiologic Consultants, LLC, a Delaware limited liability company organized in 2001 to engage in the provision of teleradiology. VRP is the physician-owned practice that contracts with the Company's affiliated radiologists for the provision of their services to fulfill customer contracts held by VRC or the other Affiliated Medical Practices (as defined below).

        VRC, Inc. entered into a management agreement with VRP on July 1, 2004, to provide non-medical services, staffing and facilities to VRP and to the licensed radiologists who contract with VRP. In exchange, VRC, Inc. received a management fee in accordance with a management agreement between VRC, Inc. and VRP. The management agreement's initial term expires on June 30, 2014, with an option by both parties to renew through June 30, 2019. The above structure and related agreements were established to facilitate compliance with the corporate practice of medicine laws of the various states in which the Company (as defined below) operates.

        On January 1, 2006, six new entities were formed including Virtual Radiologic Professionals of California, P.A.; Virtual Radiologic Professionals of Illinois, P.A. (subsequently merged into the Virtual Radiologic Professionals of Illinois, S.C.); Virtual Radiologic Professionals of Michigan, P.A. (subsequently merged into Virtual Radiologic Professionals of Michigan, P.C.); Virtual Radiologic Professionals of Minnesota, P. A.; Virtual Radiologic Professionals of New York, P. A.; and Virtual Radiologic Professionals of Texas, P.A. (referred to collectively as "Professional Corporations"). Each of these entities is a professional corporation with one stockholder, who is also an officer and a director of VRC, and an owner of VRP. The Professional Corporations were formed as the Company's business expanded to facilitate compliance with the corporate practice of medicine laws in the states in which they conduct business. VRP and the Professional Corporations are referred to collectively as the "Affiliated Medical Practices." Also on January 1, 2006, the terms of the management agreement were amended as a result of VRP no longer holding customer contracts but continuing to contract with licensed radiologists. VRP incurs all independent contractor compensation expense for the licensed radiologists with whom it contracts. In addition, VRP incurs all expense related to the professional malpractice insurance it purchases on behalf of those independent contractors. As a result of assignments effective January 1, 2006, the Professional Corporations hold the customer contracts to provide teleradiology services to customers in the states in which a general business corporation cannot contract for medical services. All other customer contracts were transferred from VRP to VRC, an entity under common control. The terms of the management agreements, as amended, provide that VRC and the Professional Corporations reimburse VRP for their share of independent contractor compensation expense and professional malpractice insurance expense. In addition, the management contracts stipulate that the Affiliated Medical Practices are charged a management fee by VRC for providing non-medical services, staffing, and facilities to the Affiliated Medical Practices. On an annual basis, VRC and the Affiliated Medical Practices review and renegotiate fees payable under these management agreements.

        In January 2007, the agreements for the provision of physician services that were effective for the twelve months ended December 31, 2006 between VRP and VRC, and between VRP and each of the

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Professional Corporations, were amended to reflect an increase in the professional services fee charged by VRP to VRC and to each of the Professional Corporations for the year ended December 31, 2006. The increase in the fixed price per read was a result of higher than expected final read volume and the cost of providing the Company's physician services that was not contemplated when the original fees were established. The change in the fees charged did not have a material effect on the Company's consolidated financial position or results of operations.

        In January 2008, the agreements for the provision of physician services that were effective for the twelve months ended December 31, 2007 between VRP and VRC, and between VRP and each of the Professional Corporations, were amended to reflect a change in costs associated with the professional services provided by VRP through its contractual relationships with VRC and the Professional Corporations. The decrease in the fixed price per read was a result of lower than expected costs of VRP providing professional services and medical malpractice insurance that were not contemplated when the original fees were established. Primarily as result of the change in the fees charged, the Company recognized non-controlling interest income of $2.1 million and $17,000 for the three and twelve months ended December 31, 2007, respectively.

        Virtual Radiologic Limited, or VRL, was formed on November 23, 2007 and is located in London, England. VRL is a wholly owned and consolidated subsidiary of VRC and was established to facilitate the possible expansion of the Company's (as defined below) business by providing teleradiology services and products to customers located outside of the United States. As of December 31, 2007, VRL had one employee and an immaterial amount of operating assets and liabilities, which are included in the consolidated financial statements. VRL's functional currency is the British Pound.

        VRC, VRL and the Affiliated Medical Practices are collectively referred to herein as the "Company."

        The Company is involved in the application of various convergent technologies that allow radiologists to remotely diagnose patients and enhance the overall productivity of the radiology profession through a distributed diagnostic network that has been developed by the Company and is integrated into its nationwide virtual private network. The Company serves radiology practices, hospitals, clinics and diagnostic imaging centers by providing diagnostic image interpretations, or reads, 24 hours a day, 365 days a year. The Company's distributed operating model provides its team of American Board of Radiology-certified radiologists with the flexibility to choose the location from which they work, primarily within the United States, and allows the Company to serve customers located throughout the country. The Company's services include both preliminary reads, which are performed for emergent care purposes, and final reads, which are performed for both emergent and non-emergent care. The Company provides these services through a scalable communications network incorporating encrypted broadband internet connections and proprietary workflow management software.

2. Summary of Significant Accounting Policies

  Principles of Consolidation and Basis of Presentation

        The Company consolidates its financial results in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. The Company has determined that the Affiliated Medical Practices are VIEs and that VRC is the primary beneficiary of such VIEs, as defined by FIN 46R. The Affiliated Medical Practices were created as the Company's business expanded for the purpose of facilitating compliance with corporate practice of medicine laws in the various states in which VRC operates. The management of VRC was involved

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

significantly in the design and creation of the VIEs and, with the exception of rendering medical judgments, holds significant influence over their continuing operations. Although VRC holds no legal ownership in the VIEs, as a result of the pricing structure inherent in the management agreements that exist between the entities, VRC will absorb a majority of the VIEs expected future losses and receive a majority of the VIEs expected residual returns. As such, the Company has concluded that VRC is required to consolidate the VIEs. As of December 31, 2007, VRC has funded losses of the VIEs totaling $7.1 million and expects to continue to fund the majority of the losses for the foreseeable future. VRC will only receive residual returns up to the amount of previously recognized losses.

        As of and for the years ended December 31, 2007 and 2006, the financial statements of VRC have been presented on a consolidated basis to include its variable interests in the Affiliated Medical Practices. Accordingly, as of and for the year ended December 31, 2005, the financial statements of VRC have been presented on a consolidated basis to include its variable interest in VRP. In addition, as of and for the year ended December 31, 2007, VRC consolidated VRL, VRC's wholly owned subsidiary.

        The effect of the VIEs' consolidation on the Company's consolidated balance sheet at December 31, 2007, was an increase in the Company's assets and liabilities of approximately $9.8 million and $4.9 million, respectively. At December 31, 2006, as a result of consolidating the VIEs, the Company's assets and liabilities increased by approximately $6.1 million and $4.2 million, respectively. The liabilities of the VIEs consolidated by the Company do not represent additional claims on the Company's general assets; rather they represent claims against the specific assets of the VIEs. Likewise, the assets of the VIEs consolidated by the Company do not represent additional assets available to satisfy claims against the Company's general assets. For the year ended December 31, 2007, the revenue of the VIEs represented approximately 46%, or $39.8 million of the consolidated revenue of the Company. For the year ended December 31, 2006, the revenue of the VIEs represented approximately 42%, or $22.9 million, of the consolidated revenue of the Company. For the year ended December 31, 2005, the revenue of the VIEs represented 100% of the consolidated revenue of the Company. Through consolidation, the Company recognizes all net losses of each VIE in excess of the equity of that VIE. The Company recognizes net earnings of each VIE only to the extent it is recovering losses previously recognized with respect to that VIE. Earnings of each VIE in excess of the Company's previously recognized losses with respect to that VIE are eliminated from the Company's earnings and are attributed to the respective equity owners of that VIE by recording such earnings as non-controlling interest on the Company's consolidated financial statements. During the year ended December 31, 2005, the Company had only one VIE, which experienced individual net losses that changed the VIE's equity position to a net deficit. As a result, the Company recognized non-controlling interest income of approximately $1.4 million for the year ended December 31, 2005. During 2006, additional VIEs were formed and for the year ended December 31, 2006, one of those VIEs experienced individual net income that resulted in a non-controlling interest expense relating to that VIE of approximately $25,000. During the year ended December 31, 2007, one of the VIEs experienced net losses that decreased its' positive equity position, but did not exceed it. As a result, the Company recognized non-controlling interest income of approximately $17,000 relating to losses of that Affiliated Medical Practice.

        Consolidated financial statements and the related footnote information presented as of and for the year ended December 31, 2005, represent the consolidated operations of VRC Inc. and VRP. The consolidated financial statements and the related footnote information presented as of and for the years ended December 31, 2006 and 2007, represent the consolidated operations of the Company.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

  Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

  Cash and Cash Equivalents

        Cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of acquisition.

  Restricted Cash

        Under the terms of its malpractice insurance policy, the Company is required to maintain, on deposit with a bank, and restricted as to its use, $700,000 in the event multiple malpractice claims are filed.

  Property, Plant and Equipment

        Property, plant and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful life of the asset. Useful lives range from three to 15 years. Leasehold improvements are amortized over the shorter of the asset life or the lease term. Expenditures for maintenance, repairs, and minor renewals and betterments that do not improve or extend the life of the respective assets are expensed as incurred. All other expenditures for renewals and betterments are capitalized and depreciated over the estimated useful life of the asset. The assets and related depreciation accounts are adjusted for property retirements and disposals with any resulting gain or loss included in current period operations.

        The Company also capitalizes internally developed software costs in accordance with the Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1. SOP 98-1 requires that costs incurred during the application development stage be capitalized and amortized over the useful life once the assets are placed in service. These costs primarily include compensation costs for employees who are involved in the application development stage and direct costs of materials utilized during application development. Generally, the Company amortizes these costs over three years unless a shorter life is deemed appropriate based on the remaining useful life of the asset. When the Company enters the development stage for a new application, management reviews the remaining useful life of previously developed applications to determine if an adjustment to the amortization period is warranted. The Company has capitalized costs of approximately $554,000 and $164,000 in accordance with the provisions of SOP 98-1 as of December 31, 2007 and 2006, respectively.

        The Company also capitalizes internally developed software costs on products which are intended to be marketed to outside parties in accordance with Statement of Financial Accounting Standards No. 86: Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or SFAS No. 86. SFAS No. 86 requires that costs incurred during the research and development phase, prior to the product reaching technological feasibility, be expensed. Once the product has reached technological feasibility, all production costs should be capitalized and reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized on a straight-line basis over the

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

remaining useful life of the product. The Company has capitalized costs of approximately $230,000 and zero in accordance with the provisions of SFAS No. 86 as of December 31, 2007 and 2006, respectively.

  Intangible Assets and Other Long-Lived Assets

        Intangible assets include patents and deferred financing costs. Patent application costs are being amortized on a straight-line basis over 15 years, which approximates their respective economic lives. The Company believes the straight-line method of amortization for patent application costs allocates the cost to earnings in proportion to the amount of economic benefit. Debt issuance costs were amortized using the effective interest method over the life of the debt.

        The Company regularly evaluates the carrying value of long-lived assets for events or changes in circumstances that indicate that the carrying amount may not be recoverable or that the remaining estimated useful life should be changed. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset's carrying value over its fair value.

  Operating Leases

        The Company leases various office space under operating leases. Certain lease arrangements contain rent escalation clauses for which the lease expenses are recognized on a straight-line basis over the terms of the leases. Rent expense that is recognized but not yet paid is included in deferred rent on the consolidated balance sheets.

  Revenue Recognition and Trade Accounts Receivable

        The Company sells its teleradiology services to radiology practices, hospitals, clinics and diagnostic imaging centers. Revenue is recognized in the period when a diagnostic reading or service has been completed and when collection is reasonably assured. No future performance obligations exist once the diagnostic reading or service has been completed. The prices related to these teleradiology services are fixed or determinable prior to the performance of the service. Trade accounts receivable do not bear interest.

        The Company records an allowance for doubtful accounts that the Company's management estimates to be sufficient to absorb future losses due to accounts that are potentially uncollectible. The allowance is based on the Company's historical experience, the current aging of past due accounts, the financial condition of the customer, and the general economic conditions of its marketplace. Actual results could differ materially from these estimates resulting in an increase in the allowance for doubtful accounts and the corresponding provision for bad debt expense in future periods.

        The Company records an allowance for sales credits that the Company's management estimates to be adequate to cover future sales credits granted, which primarily relate to maintaining customer satisfaction with the Company's services. The allowance is based on the Company's historical experience related to sales credits granted. Actual results could differ materially from these estimates resulting in an increase in the allowance for sales credits and the corresponding provision for sales credits.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

  Income Taxes

        VRC, as a corporation, and the Professional Corporations, as sole owner professional liability corporations, recognize income taxes under the asset and liability method. As such, deferred taxes are based on the temporary differences, if any, between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred taxes are determined using the enacted tax rates that are expected to apply when the temporary differences reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        VRP is a limited liability company, which elects to be taxed as a partnership, and as such is not subject to federal income taxes. Rather, the owners are subject to federal income taxation based on their respective allocation of VRP's net taxable income or loss on a cash basis. VRP does not record any current or deferred assets, liabilities, or expenses related to federal income taxes. However, losses generated by the Affiliated Medical Practices that are funded by VRC result in temporary differences between VRC's book and tax basis of accounting. The temporary differences will reverse in future periods to the extent those losses are able to be recovered by VRC.

        As previously noted, the Company consolidates its financial results under the provisions of FIN 46R. For income tax purposes, however, the Company is not considered a consolidated entity. As a result, income generated by the Affiliated Medical Practices, as well as any losses the Affiliated Medical Practices recognize, are excluded from VRC's calculation of income tax liability. In addition, losses generated by the Affiliated Medical Practices that are recognized by VRC result in temporary differences between VRC's book and tax bases of accounting. These temporary differences will reverse in future periods to the extent those losses are able to be recovered by VRC.

        Developing a provision for income taxes, including the effective tax rate and the analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal, state and foreign income tax laws, regulations and strategies, including the determination of deferred tax assets. The Company's judgment and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated financial condition, results of operations, and/or cash flows of the Company.

  Professional Services Expense

        Professional services expense consists primarily of the fees the Company pays to its independent contractor physicians and non-cash stock-based compensation expense related to those independent contractor physicians. The Company's physicians are independent contractors and it compensates them using a formula that includes a base level of compensation and additional bonus compensation, which is generally based on the number of hours worked and the number and types of reads performed. The Company recognizes professional services expense in the month in which the services were performed. The Company also includes expenses related to medical liability insurance in professional services expense, which are expensed over the life of the insurance policy on a straight-line basis.

        Total non-cash stock-based compensation related to independent contractor physicians, which is included in professional services expense, was approximately $3.7 million, $3.4 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

  Sales, General and Administrative Expenses

        Sales, general and administrative expenses are generally comprised of employee compensation expenses associated with the Company's distributed diagnostic network, promotional and advertising expenses, and other operating expenses. The Company recognizes these expenses when incurred.

        Advertising expense for the Company, which is included in sales, general and administrative expenses, was $244,000, $307,000, and $144,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

  Stock-Based Compensation

        On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, using the prospective application method, to account for stock-based compensation expense associated with the issuance of stock options to employees and directors on or after January 1, 2006. The unvested compensation costs at January 1, 2006, which relate to grants of options that occurred prior to the date of adoption of SFAS No. 123R, will continue to be accounted for under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB No. 25. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments computed at the date of grant. The fair value of all employee and director stock option awards is expensed in the consolidated statements of operations over the related vesting period of the options. The Company calculated the fair value on the date of grant using a Black-Scholes model. For the years ended December 31, 2007 and 2006, stock-based compensation expense related to employees was $686,000 and $115,000, respectively. This expense is included in sales, general and administrative expenses.

        For all options issued prior to January 1, 2006, in accordance with the provisions of APB No. 25, compensation costs for stock options granted to employees were measured at the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee paid to acquire the stock. The table which follows provides the pro-forma disclosures required in accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as if the fair value method had been applied in the periods presented. The Company calculated the fair value using a Black-Scholes model using the minimum value method. If the Company had adopted the fair value based accounting method to account for the cost of stock option grants occurring prior to January 1, 2006, and charged compensation cost against income over the vesting period based on the fair value of

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

options at the date of grant, the Company's net loss in the periods presented would have been increased as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Net income (loss), as reported	$3,451	$(529)	$(1,465)
Less:
Total employee stock-based compensation expense determined under the fair value-based method, net of related tax effects	33	63	75

Pro forma net income (loss)	$3,418	$(592)	$(1,540)

Pro forma loss per common share:
As reported	$(2.31)	$(1.80)	$(4.74)
Pro forma	(2.31)	(1.81)	(4.75)

        The Company also records stock-based compensation expense in connection with any grant of stock options to independent contractor physicians. The Company calculates the stock-based compensation expense associated with these grants in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Good or Services, or EITF Issue No. 96-18, by determining the fair value using a Black-Scholes model. EITF Issue No. 96-18 requires that stock instruments issued to these independent contractor physicians be recorded at their fair value at the date the stock instruments were issued and adjusted to their then current fair value in every subsequent reporting period thereafter until the stock instruments are fully vested or forfeited. Total non-cash equity-based compensation for independent contractor physicians, which is included in professional services expense, was approximately $3.7 million, $3.4 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

  Accounting for Series A Preferred Stock

        In June 2005, the Company began recording the current estimated fair value of its Series A Cumulative Redeemable Convertible Preferred Stock, or Series A Preferred Stock on a quarterly basis based on the fair market value of that stock as determined by the Company's management and / or the Company's Board of Directors. In accordance with Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks" and EITF Abstracts, Topic D-98, Classification and Measurement of Redeemable Securities, the Company records changes in the current fair value of its Series A Preferred Stock in the consolidated statements of changes in stockholders' equity (deficiency) as accretion of Series A Cumulative Redeemable Convertible Preferred Stock and as additional paid-in capital, and in the consolidated statements of operations as Series A Cumulative Redeemable Convertible Preferred Stock accretion.

        Upon completion of the Company's initial public offering in November 2007, all outstanding shares of Series A Preferred Stock were automatically converted into common stock and the rights of the holders of the Series A Preferred Stock to exercise redemption rights were terminated. As of December 31, 2007, there were no shares of Series A Preferred Stock outstanding.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

  Concentration of Credit Risk

        Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality credit institutions. At times, such amounts may be in excess of insured amounts.

        Credit risk related to accounts receivable is largely mitigated by the Company's credit evaluation process and the reasonably short collection terms of its receivables. Management makes judgments as to its ability to collect outstanding receivables based upon the Company's historical collections experience, the current aging of past due accounts, the financial condition of its customers and the general economic conditions of its marketplace, and has established an allowance for doubtful accounts based on that judgment.

  Fair Value Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents and short-term trade receivables and payables for which current carrying amounts approximate fair market value. Additionally, the borrowing rates currently available to the Company approximate the fair market value for debt agreements with similar terms and average maturities.

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarified the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157 or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The remainder of SFAS No. 157 is effective, for the Company, beginning in the first quarter of fiscal year 2009. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning in the first quarter of fiscal year 2010. The Company is currently evaluating the impact of this statement. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its consolidated results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. This standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance and income tax uncertainties. SFAS No. 141R applies prospectively to

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early application of this statement is prohibited. The Company is currently evaluating the impact of this statement.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS No. 160, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. Early adoption of this statement is prohibited. The Company is currently evaluating the impact of this statement.

3. Selected Consolidated Financial Statement Information

Accounts Receivable, Net

	As of December 31,
	2007	2006
	(in thousands)
Accounts receivable	$12,829	$9,351
Less: Allowance for doubtful accounts	328	304
Less: Allowance for sales credits	15	11

Accounts receivable, net	$12,486	$9,036

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Allowance for Doubtful Accounts	Allowance for Sales Credits
	(in thousands)
Beginning Balance, January 1, 2005	$200	$—
Charged (credited) to costs and expenses	78	10
Deductions/Write-offs	(10)	—

Ending Balance, December 31, 2005	$268	$10

Beginning Balance, January 1, 2006	$268	$10
Charged (credited) to costs and expenses	191	12
Deductions/Write-offs	(155)	(11)

Ending Balance, December 31, 2006	$304	$11

Beginning Balance, January 1, 2007	$304	$11
Charged (credited) to costs and expenses	98	202
Deductions/Write-offs	(74)	(198)

Ending Balance, December 31, 2007	$328	$15

Property, Plant and Equipment, Net

	As of December 31,
	2007	2006
	(in thousands)
Equipment	$6,390	$4,330
Software	3,575	1,855
Furniture and fixtures	1,648	1,198
Leasehold improvements	345	268
Assets not yet placed in service	141	102

Total property, plant and equipment	12,099	7,753
Less: Accumulated depreciation and amortization	4,086	2,049

Property, plant and equipment, net	$8,013	$5,704

        Depreciation expense and amortization related to the property, plant and equipment of the Company for the years ended December 31, 2007, 2006 and 2005, was approximately $2.5 million, $1.3 million and $550,000, respectively.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Intangible Assets, Net

	As of December 31, 2007			As of December 31, 2006
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Patent application costs	$284	$32	$252	$220	$16	$204
Deferred financing costs	—	—	—	66	66	—

Inangible assets, net	$284	$32	$252	$286	$82	$204

        Total amortization expense related to intangible assets for the years ended December 31, 2007, 2006 and 2005, was $16,000, $32,000 and $36,000, respectively. Amortization of deferred debt issuance costs was approximately $1.4 million for the year ended December 31, 2007 and is included in interest expense.

        As of December 31, 2007, future estimated amortization expenses related to intangible assets were:

(in thousands)
2008	$19
2009	19
2010	20
2011	20
Thereafter	174

$252

        This future amortization expense is an estimate. Actual amounts may change these estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Other Accrued Expenses

	As of December 31,
	2007	2006
	(in thousands)
Professional fees	$271	$313
Property, plant and equipment	208	397
Licensing fees	231	171
Medical malpractice liability	25	100
Initial public offering costs	112	186
Severance costs	15	181
Marketing costs	39	160
Medical claims	129	56
Other	243	266

Total other accrued expenses	$1,273	$1,830

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

4. Financing Arrangements

        In August 2004, the Company entered into a revolving credit agreement, which provided for a revolving loan of up to $2.0 million limited to 85% of the Company's outstanding accounts receivable. This revolving credit agreement bore interest at the prime rate plus 2.00% and was collateralized by substantially all of the Company's assets. In December 2006, the Company terminated this revolving credit facility with Associated Commercial Finance, Inc. and entered into a new revolving credit agreement with Associated Bank, National Association. Pursuant to the terms of the revolving credit facility, up to $2.0 million was available to the Company provided that such amount did not exceed 80% of the Company's outstanding accounts receivable. Any amounts outstanding under this revolving credit facility incurred interest at a rate equal to the greater of 5% or the prime rate (8.25% at June 30, 2007). The Company was required to pay a non-use fee for any unborrowed amounts at a rate of 0.25% per annum. Under the terms of this revolved credit facility, the Company was subject to, among other things, restrictions on incurring additional debt, liens and encumbrances. This revolving credit facility was terminated in August 2007.

        The Company entered into a credit agreement, dated as of August 29, 2007, among the Company, the guarantors named therein, the lenders from time to time party thereto and NewStar Financial, Inc., as administrative agent, or the Senior Credit Facility, on August 29, 2007 that was comprised of a $4.0 million revolver and a $41.0 million term loan. The proceeds of the term loan after the payment of fees and expenses incurred in connection with the Senior Credit Facility, together with cash on hand, were used to fund a one-time dividend of $3.00 per share for common and preferred stockholders that was declared by the Board of Directors on August 10, 2007. On September 5, 2007, the Company paid an aggregate of approximately $39.9 million in respect of the dividend of $3.00 per share paid to all of its stockholders of record as of August 29, 2007, including preferred stockholders. On November 20, 2007, the Company used approximately $43.4 million of the net proceeds to repay outstanding debt under the Senior Credit Facility, including interest accrued thereon and fees and expenses incurred in connection therewith. In connection with the repayment, the Company terminated the Senior Credit Facility on November 20, 2007. No prepayment penalties were incurred in connection with the termination of the Senior Credit Facility. As a result of early repayment of the term loan accelerated amortization of approximately $1.4 million related to deferred debt issuance costs was recognized in interest expense for the year ended December 31, 2007.

5. Stockholders' Equity (Deficiency)

        On May 2, 2005, the par value of the common stock was changed from $.01 to $.001 when the Company was re-incorporated in the State of Delaware.

        During April 2007, certain current and former members of the Company's management exercised options to purchase common stock in the Company and concurrently sold those shares of common stock to Generation Members Fund II LP and Generation Capital Partners VRC LP. Although no obligation existed, in order to facilitate the flow of funds related to this transaction, the Company received payment for the shares to be purchased, withheld the exercise price for such shares and the applicable taxes, and distributed the net proceeds to the applicable selling stockholders, which effectively resulted in these stock option awards being settled for cash. The transaction was accounted for as a repurchase of equity awards under the provisions of SFAS No. 123R and FASB Staff Position FAS123(R)-6, Technical Corrections of FASB Statement No. 123(R). As such the cash transferred to repurchase these shares was recorded as common stock re-purchased and common stock re-issued in additional paid in capital in the Consolidated Statement of Changes in Stockholders' Equity (Deficiency).

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

        As described above, the proceeds of the term loan under the Senior Credit Facility, after the payment of fees and expenses incurred in connection with the Senior Credit Facility, together with cash on hand, were used to fund a one-time dividend of $3.00 per share that was declared by the Company's Board of Directors on August 10, 2007. On September 5, 2007, the Company paid an aggregate of approximately $39.9 million in respect of a dividend of $3.00 per share to all of its stockholders of record as of August 29, 2007, which included approximately $2.7 million in accumulated dividends paid to the holders of the Company's Series A Preferred Stock, approximately $10.9 million in participating dividends paid to the holders of the Company's Series A Preferred Stock and approximately $26.3 million in dividends paid to the holders of the Company's common stock.

6. Preferred Stock

        On May 2, 2005, the Company closed on a sale of shares of its Series A Preferred Stock. Total proceeds from the sale were $13.6 million, including $218,000 assigned to the fair value of warrants to purchase common stock, and excluding $1.5 million in issuance costs related to the sale.

        In connection with the preparation of the Company's financial statements as of December 31, 2006 and 2005, the Company's Board of Directors established what it believed to be a fair market value of the Company's Series A Preferred Stock. This determination was based on a variety of factors, including consideration of the Company's most recent financial performance and future financial projections, consideration of the Company's position in the industry relative to its competitors, consideration of external factors impacting the value of the Company in its marketplace, consideration of the stock volatility of comparable companies in its industry, general economic trends and the application of various valuation methodologies.

        Changes in the current market value of the Series A Cumulative Redeemable Convertible Preferred Stock were recorded in the consolidated statements of changes in stockholders' equity (deficiency) as additional paid-in capital and accretion of Series A Cumulative Redeemable Convertible Preferred Stock and in the consolidated statements of operations as Series A Cumulative Redeemable Convertible Preferred Stock accretion.

        Each share of Series A Preferred Stock was automatically converted into shares of the Company's common stock on November 20, 2007, upon the closing of the initial public offering of the Company's common stock, pursuant to a registration statement on Form S-1 at a public offering price of $17.00 per share. As a result, dividends will no longer accumulate, and previously accumulated, undeclared and unpaid dividends are no longer payable by the Company.

  Warrant

        In conjunction with the sale of the Series A Preferred Stock, a warrant to purchase 72,533 shares of common stock (equal to 2% of the total shares of Series A Preferred Stock sold) was issued to the placement agent. The warrant had a five year life, expiring on May 2, 2010, and allowed the holder to purchase common stock of the Company at an exercise price of $0.01 per share. The fair value of the warrant was determined by the Company using the Black-Scholes model.

        In June 2007, the placement agent exercised the warrant and purchased 72,533 shares of the Company's common stock.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

7. Stock Purchase Plan and Stock Option Plan

        In January 2004, the Company's Board of Directors adopted the Stock Purchase Plan. The Stock Purchase Plan allows certain officers, employees and affiliated independent contractor physicians the opportunity to purchase shares of the Company's common stock at fair market value. Also, in January 2004, the Company's Board of Directors adopted the Equity Incentive Plan (the "Plan"). The Plan provides for the issuance of incentive stock options to selected officers, employees and affiliated independent contractor physicians of the Company. The total number of options to purchase shares of the Company's common stock authorized and reserved for issuance under the Plan is 4,000,000. The option exercise price is not less than the estimated fair market value of the Company's common stock on the date of grant as determined by the Company's Board of Directors. Options granted under the Plan have a maximum duration of ten years and vest in a manner as the Board of Directors in each instance approves, typically over five years with 60% vesting in the third year, 80% vesting in the fourth year and 100% vesting in the fifth year. On September 7, 2007, the Company's Board of Directors adopted the Amended and Restated Equity Incentive Plan (the "VRC Incentive Plan") to consolidate and replace, upon effectiveness of the Company's initial public offering, equity-based plans previously maintained by the Company including the Stock Purchase Plan and the Plan. The primary purpose of combining these plans was to ease the administrative burden associated with administering the Company's equity-based compensation program. The VRC Incentive Plan became effective on November 14, 2007 and increased the total shares authorized and reserved for future issuance to 5,475,000 shares. The VRC Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock to the Company's officers, employees and independent contractors. As of December 31, 2007, there were 2,284,906 options outstanding, which includes 120,000 options granted in May 2007 to members of the Company's Board of Directors that were not issued pursuant to the Plan.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

        Stock option activity for employees, directors and independent contractor physicians during the years ended December 31, 2005, 2006 and 2007, was as follows:

	Options
			Weighted Average Exercise Price Per Share
	Available for Grant	Outstanding		Exercise Prices Per Share Ranging From
Balance at January 1, 2005	980,050	3,019,950	$1.31
Granted	(393,250)	393,250	5.13	$3.75 - $5.50
Forfeited	29,910	(29,910)	2.46	2.00 - 5.50

Balance at December 31, 2005	616,710	3,383,290	1.74

Exercisable at December 31, 2005		1,500,092	1.00	1.00 - 1.00
Balance at January 1, 2006	616,710	3,383,290	$1.74
Granted	(139,000)	139,000	12.00	$12.00
Exercised	—	(80,000)	1.00	1.00
Forfeited	65,140	(65,140)	3.61	2.00 - 12.00

Balance at December 31, 2006	542,850	3,377,150	2.15

Exercisable at December 31, 2006		2,006,088	1.10	1.00 - 4.75
Balance at January 1, 2007	542,850	3,377,150	$2.15
Plan Adoption (1)	906,660	—
Granted (2)	(993,440)	1,133,440	14.50	$12.00 - $23.00
Exercised	—	(2,045,163)	1.19	1.00 - 12.00
Forfeited (3)	160,521	(180,521)	4.30	1.00 - 12.00

Balance at December 31, 2007	616,591	2,284,906	8.96

Exercisable at December 31, 2007		516,571	2.72

(1)
Includes the additional 1,475,000 shares authorized for issuance under the VRC Incentive Plan reduced by the 568,340 shares issued in 2004 under the Stock Purchase Plan.

(2)
The number of options outstanding includes 140,000 options granted in May 2007 to members of the Company's Board of Directors that were not issued pursuant to the Plan.

(3)
The number of options outstanding includes 20,000 options forfeited by Domingo Gallardo, who resigned from the Board of Directors on October 29, 2007. These options were not issued pursuant to the Plan.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

        The following table summarizes information about stock options granted during the years between January 1, 2005 and December 31, 2007:

Grant Date	Number of Shares Subject to Options	Exercise Price	Estimated Fair Value of Common Stock
June 22, 2005	25,000	$3.75	$3.75
June 30, 2005	135,350	4.75	3.75
October 21, 2005	232,900	5.50	4.50
March 30, 2006	106,000	12.00	11.02
April 18, 2006	8,000	12.00	11.02
July 1, 2006	25,000	12.00	11.92
April 12, 2007	208,000	12.00	12.00
May 9, 2007	186,650	12.00	12.00
May 29, 2007	200,000	12.00	12.00
June 20, 2007	23,640	19.23	19.23
November 14, 2007	500,150	17.00	17.00
November 26, 2007	15,000	23.00	23.00

        Prior to the Company's shares trading on the NASDAQ Global Market, which trading commenced on November 15, 2007, the exercise prices of all options were determined by the Company's Board of Directors, based on the estimated fair value of the common stock on the date of grant. For all stock options granted subsequent to November 14, 2007, the Company uses the closing price of its common stock on the NASDAQ Global Market on the date of grant to determine the exercise price of such options.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

        The following tables summarize information about stock options outstanding as of December 31, 2007 and 2006, respectively:

	As of December 31, 2007
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (1)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00 - $ 2.00	723,049	6.7	$1.79	469,471	$1.69
3.75 - 5.50	348,100	4.7	5.11	150	4.75
12.00 - 12.00	674,967	8.0	12.00	36,600	12.00
17.00 - 19.23	523,790	6.8	17.10	10,350	17.00
23.00 - 23.00	15,000	6.9	23.00	—	—

	2,284,906	6.8	8.96	516,571	2.72

(1)
The number of options outstanding includes 120,000 options granted in May 2007 to members of the Company's Board of Directors that were not issued pursuant to the Plan.

	As of December 31, 2006
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00 - $ 2.00	2,873,400	7.0	$1.30	2,002,755	$1.09
3.75 - 5.50	368,200	5.7	5.11	3,333	4.75
12.00 - 12.00	135,550	6.3	12.00	—	—

	3,377,150	6.8	2.15	2,006,088	1.10

  Stock-Based Compensation—Employees

        For the years ended December 31, 2007, 2006 and 2005, the Company issued 981,600, 100,000 and 124,500 options, respectively, to certain employees and directors. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, and as a result did not record stock-based compensation expense related to these employee and director options for the year ended December 31, 2005. The Company recorded $686,187 and $115,448 for the years ended December 31, 2007 and 2006, respectively, in stock-based compensation expense related to these employee and director options.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

        The Company utilizes a Black-Scholes option pricing model to value stock options granted to employees, which is an acceptable model to estimate the fair value of stock options in accordance with SFAS No. 123R. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. The Company does not have a formal dividend program; therefore the dividend rate variable in the Black-Scholes model is zero.

        The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Company's stock options and is calculated by using average monthly yield for the twelve months preceding the grant date.

        The volatility assumption was calculated using volatility rates of companies in the Company's industry sector because the Company is newly public and does not have sufficient history to use its own historical volatility.

        The expected life of options granted to employees and directors represents the weighted average amount of time that those options are expected to remain outstanding based on the best estimates of the Company.

        Stock-based compensation expense for employees and directors recognized in the Company's consolidated statement of operations for the years ended December 31, 2007 and 2006 is based on options granted on or after January 1, 2006, that are ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company's forfeiture rates were estimated based on its historical experience. Prior to adoption of SFAS No. 123R, the Company accounted for forfeitures as they occurred for the purposes of its pro-forma disclosures required under SFAS No. 123, as disclosed in Note 2.

        The weighted average fair value of options granted and the assumptions used in the Black-Scholes model for the years ended December 31, 2007, 2006 and 2005 are set forth in the table below.

	Year Ended December 31,
	2007 (1)	2006	2005
Weighted average fair value of options granted	$6.13	$4.93	$0.18
Dividend yield	None	None	None
Weighted average risk-free interest rate	4.59%	4.92%	4.13%
Weighted average expected volatility	40.40%	49.05%	—
Weighted average expected life of options (in years)	4.1	4.5	5.0

(1)
Includes 140,000 options granted in May 2007 to members of the Company's Board of Directors that were not issued pursuant to the Plan.

        SFAS No. 123R requires that the cash retained as a result of the tax deductibility of employee and director share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. During the year ended December 31, 2007, the Company retained approximately $4.8 million as a result of the tax deductibility of employee and director share-based awards exercised during the period. No cash was received from stock option exercises as no employee stock options were exercised during the years ended December 31, 2006 or 2005.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

        The following is a summary of the employee and director stock option activity for the years ended December 31, 2006 and 2007, respectively:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)	Aggregate Instrinsic Value
				(in thousands)
Outstanding, January 1, 2006	2,473,480	$1.35
Granted	100,000	12.00
Forfeited/cancelled	(26,640)	3.93

Outstanding, end of period	2,546,840	1.74	6.7	$29,335

Options vested and expected to vest, end of period	2,491,519	1.74	6.7	28,698
Options exercisable, December 31, 2006	1,853,076	1.04	6.6	22,638
Outstanding, January 1, 2007	2,546,840	$1.74
Granted (1)	981,600	14.30
Exercised	(1,860,714)	1.10
Forfeited/cancelled (2)	(124,384)	5.00

Outstanding, end of period	1,543,342	10.24	7.2	$15,529

Options vested and expected to vest, end of period	1,463,409	10.24	7.2	14,724
Options exercisable, December 31, 2007	305,621	1.52	6.4	5,734

(1)
Includes 140,000 options granted in May 2007 to members of the Company's Board of Directors that were not issued pursuant to the Plan.

(2)
Includes 20,000 options forfeited by Domingo Gallardo, who resigned from the Board of Directors on October 29, 2007. These options were not issued pursuant to the Plan.

        The aggregate intrinsic value in the table above represents the difference between the closing market price of the Company's common stock at December 31, 2007, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2007.

        As of December 31, 2007, unrecognized stock-based compensation related to unvested employee options granted on or after January 1, 2006, was approximately $4.7 million, net of estimated forfeitures. These costs are to be recognized over a weighted average period of 43 months. Outstanding options to purchase shares granted during the year ended December 31, 2007 expire either in 2014 or 2017, and the outstanding options to purchase shares granted during the year ended December 31, 2006 expire in 2013. No options expired during the years ended December 31, 2007 or December 31, 2006.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

  Stock-Based Compensation—Physicians

        For the years ended December 31, 2007, 2006 and 2005, the Company issued 151,840, 39,000 and 268,750 options, respectively, to its affiliated radiologists, who are independent contractor physicians. The Company recorded stock-based compensation expense related to these independent contractor physicians' options of approximately $3.7 million, $2.9 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following table represents the assumptions used in the independent contractor physician option valuation for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
Dividend yield	None	None	None
Weighted average risk-free interest rate	4.03%	4.88%	4.40%
Weighted average expected volatility	50.20%	46.08%	37.28%
Weighted average expected life of options (in years)	1.82	2.47	3.37

        During 2005, the Company also agreed to sell 120,000 shares of the Company's common stock at $3.00 per share to an independent contractor physician. Under the terms of the agreement, the shares of common stock were not issued to the independent contractor physician until the shares were fully paid for in July 2006. For the years ended December 31, 2006 and 2005, the Company recorded independent contractor physician stock-based compensation related to these shares totaling $488,000 and $582,000, respectively. There was no expense related to these shares for the year ended December 31, 2007.

8. Income Taxes

        As previously noted, the Company consolidates its financial results under the provisions of FIN 46R. For income tax purposes, however, the Company is not considered a consolidated entity. As a result, VRC and each of the Affiliated Medical Practices file individual entity returns with the various applicable state and federal agencies, and the income and losses of the Affiliated Medical Practices do not result in a tax liability or benefit to VRC.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

        The following table shows the components of deferred tax assets and liabilities as of December 31, 2007 and 2006.

	December 31,
	2007	2006
	(in thousands)
Deferred tax asset
Non-controlling interest	$2,779	$1,926
Stock-based compensation deductions	422	—
Accruals and reversals	225	212
Accrued compensation and employee benefits	170	164
Foreign net operating loss carryforward	8	—

Total deferred tax asset before valuation allowance	3,604	2,302
Less: Valuation allowance	(2,787)	(1,926)

Total deferred tax asset	817	376

Deferred tax liability
Accelerated depreciation and amortization	706	388
Prepaid expenses	372	52

Total deferred tax liability	1,078	440

Net deferred tax liability	$(261)	$(64)

        During 2007, the Company recorded an approximately $2.8 million valuation allowance against its deferred tax assets due to uncertainties related to their utilization. The valuation allowances at December 31, 2007 and 2006 relate primarily to net losses of certain of the Affiliated Medical Practices recognized through consolidation in accordance with the provisions of FIN 46R. These losses do not result in a tax benefit on a consolidated basis.

        During the year ended December 31, 2007, the Company generated federal and state net operating loss carryforwards primarily due to windfall tax deductions from stock options. As of December 31, 2007, the Company had suspended additional paid-in capital charges of approximately $6.6 million related to excess stock-based compensation deductions. In accordance with SFAS No. 123R, the amount of windfall benefit recognized in additional paid-in capital is limited to the amount of benefit realized in income taxes payable. The Company has recorded approximately $4.8 million of the total $11.4 million net operating loss deferred tax asset generated from excess tax deductions from stock option exercises in additional paid-in capital. Upon realization of the remaining net operating loss carryforwards from excess stock-based compensation, the Company will record an approximately $6.6 million benefit in additional paid-in capital.

        As of December 31, 2007, the Company has federal net operating loss carryforwards of approximately $15.8 million that will expire in 2028. If substantial changes in the Company's ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized. The Company analyzes ownership changes on a consistent basis.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

        The following table shows components of income tax expense for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current
Federal	$2,946	$954	$26
State	724	208	32

Total current	3,670	1,162	58

Deferred
Federal	156	50	—
State	41	14	—

Total deferred	197	64	—

	$3,867	$1,226	$58

        A reconciliation of the Company's effective income tax rate compared to the statutory federal income tax rate for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.9	21.4	(0.6)
Valuation allowance	10.2	90.7	(35.9)
Other	1.7	29.8	(1.6)

Effective income tax rate	52.8%	175.9%	(4.1)%

        As previously discussed, the Company consolidates its financial results in accordance with FIN 46R. However, for income tax purposes, VRC is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices. As a result, tax losses of the Affiliated Medical Practices are not available to offset taxable income of VRC. The deferred tax assets from net operating losses generated by the Affiliated Medical Practices are evaluated for realization based on whether it is more likely than not that each individual Affiliated Medical Practice will generate sufficient future taxable income to utilize those losses. The difference in the consolidated group for financial statement purposes and tax purposes, combined with the valuation allowances established for deferred tax assets related to net operating loss carryforwards of certain Affiliated Medical Practices results in the Company having an effective tax rate of 52.8% in 2007, 175.9% in 2006 and (4.1)% in 2005.

        The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company did not record any adjustment to the liability for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

        The Company is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relevant tax laws and regulations and require significant judgment to apply. Prior to 2004, the Company was not subject to significant income tax exposure as a result of its status as a limited liability company. The Company is potentially subject to U.S. federal, state and local income tax examinations by tax authorities for the tax years ended December 31, 2007, 2006, 2005 and 2004.

        The 2005 federal income tax return of VRC recently underwent examination by the Internal Revenue Service, or IRS. The IRS examination has now been closed, and the result of this examination was immaterial.

        The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense for all periods presented. As of the years ended December 31, 2007 and 2006, the Company had no amounts accrued for the payment of interest and penalties.

9. Commitments and Contingencies

        The Company leases office space and equipment under noncancellable operating leases with lease terms ranging from two to ten and a half years through May 2019. For the years ended December 31, 2007, 2006 and 2005, total rent expense for the Company was $915,000, $729,000 and $607,000, respectively.

        As of December 31, 2007, future minimum lease commitments applicable to operating leases were as follows:

(in thousands)
2008	$1,030
2009	1,449
2010	1,888
2011	1,657
2012	1,653
Thereafter	10,933

$18,610

        On December 3, 2007, the Company entered into a lease agreement to lease approximately 82,000 square feet of space in a building being constructed in Eden Prairie, Minnesota, which will house the Company's corporate headquarters, including its operations center and physician services group, once construction is completed. Construction is expected to be completed in late 2008 and the lease is currently anticipated to commence on or around December 1, 2008, or when construction is completed. This facility will combine the Company's headquarters, operations center and physician services functions into one location. The lease expires in May 2019.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

        As of December 31, 2007, the Company had no equipment leased under capital leases and no resulting future minimum lease payments.

  Litigation

        The Company is involved in various litigation in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2007 and 2006 the Company's management believes that the final outcome of these matters will not have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

        On July 31, 2007, Merge eMed, Inc., or Merge, filed a complaint against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that the Company has willfully infringed on certain of Merge's patents relating to teleradiology. Merge is seeking treble damages as well as its costs and legal fees in pursuing the action. Merge has asked the court for an injunction, ordering the Company to cease the alleged infringement of their patents, and also that the case be tried before a jury. While the Company is continuing to evaluate Merge's allegations, it intends to defend against this claim and may incur substantial costs in doing so. On September 14, 2007, the Company filed a Request for Reexamination with the United States Patent and Trademark Office, or PTO, for the patents that Merge has asserted against the Company, asking the PTO to reexamine the validity of the Merge patents based upon certain prior art. The PTO granted the Company's reexamination request in November 2007. Also in November 2007, the Company filed a motion with the United States District Court for the Northern District of Georgia, Atlanta Division, asking the court to stay the proceeding that Merge has commenced in that court pending the outcome of the PTO reexamination. On December 11, 2007, the court granted the Company's motion to stay the patent suit pending the outcome of the reexamination. In February 2008, subsequent to the grant of the stay by the court, the Company filed an additional Request for Reexamination with the PTO for these same patents based on additional prior art. There is no assurance that the PTO will grant this additional request. The Company has not recognized any expense related to the settlement of this matter as an adverse outcome of this claim is not probable and cannot be reasonably estimated.

  Professional Malpractice Liability Insurance

        The Company is exposed to various risks of loss related to litigation that may arise related to professional malpractice and maintains insurance for professional malpractice liabilities for coverage considered adequate by Company management. The Company's claims-made policy provides coverage up to $2 million per incident, $4 million per physician and $20 million in total claims filed within the period of the policy term, subject to a $350,000 deductible. Coverage for affiliated independent contractor physicians is initiated when they begin providing services on behalf of the Company. The professional malpractice policy was renewed in October 2007.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

10. Employee Benefit Plans

        The Company revised its 401(k) profit sharing plan (the "401(k) Plan") effective January 1, 2007. The previous plan covered employees who had completed two months of service and had attained the age of 21. The current plan covers employees who have completed six months of service and does not include any age restriction. The 401(k) Plan allows each participant to contribute between 1% and 75% of their compensation, subject to current IRS limitations. The Company began matching a portion of the employee's compensation, as defined by the 401(k) Plan, in October 2005 at which time participants were fully vested in matching contributions after two years of service. The revised plan allows participants to become fully vested in matching contributions immediately. For the years ended December 31, 2007, 2006 and 2005, the Company contributed $339,000, $97,000 and $8,000, respectively, to the 401(k) Plan.

11. Related Party Transactions

        In December 2004, the Company issued an aggregate of $1.0 million of 10% Convertible Subordinated Promissory Notes to the four physician owners of VRP and certain of their family members. Each note was convertible into shares of the Company's common stock at the rate of $2.00 per share. All of the 10% Convertible Subordinated Promissory Notes were subsequently converted to shares of the Company's common stock, except for $50,000 that was repaid in full with interest in July 2005.

        The Company previously retained the services of an information technology consulting firm to assist with the development and management of its information technology systems. This firm is owned by the brother of one of VRC's directors. During the years ended December 31, 2007, 2006 and 2005, the Company paid this consulting firm zero, $32,000, and $42,000, respectively, for consulting services. The Company believes the costs of the services provided by this consulting firm were fair and at least as favorable as those that could have been obtained through arm's length negotiation between unrelated parties. In addition to these services, in November 2006 the Company engaged this consulting firm to assist in the Company's search for a new Chief Technology Officer. On April 2, 2007, the owner of this consulting firm became the Chief Technology Officer of the Company. Pursuant to the terms of the Company's agreement with this consulting firm, the Company incurred $75,000 for the services rendered by such firm in connection with the Company's search for a new Chief Technology Officer, which is included in sales, general and administrative expenses for the year ended December 31, 2007.

        The Company has entered into a non-exclusive, non-transferable license agreement for the use of certain image management software from a minority stockholder of the Company. For the years ended December 31, 2007, 2006 and 2005, the Company incurred licensing fees under this contract of $866,000, $750,000 and $573,000, respectively.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

        The following table illustrates the revenues, expenses and cash flows that result from the management service agreements between the related parties described in Note 1.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
VRC management fee revenue from VRP	$—	$—	$15,050
VRP management fee expense to VRC	—	—	15,050
VRP professional services revenue from VRC	20,633	16,182	—
VRC professional services expense to VRP	20,633	16,182	—
VRP professional services revenue from the Professional Corporations	21,873	15,076	—
Professional Corporations professional services expense to VRP	21,873	15,076	—
VRC management fee revenue from the Professional Corporations	19,256	11,068	—
Professional Corporations management fee expense to VRC	19,256	11,068	—
Cash paid for management fees by VRP to VRC	—	—	9,144
Cash paid for professional services by VRC to VRP	20,633	16,182	—
Cash paid for professional services by the Professional Corporations to VRP	21,873	15,076	—
Cash paid for management fees by the Professional Corporations to VRC	19,256	11,068	—

12. Earnings Per Share

        The Company calculates earnings per share in accordance with EITF Issue No. 03-6 Participating Securities and the two-class method under FASB Statement No. 128, or EITF Issue No. 03-6. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. The Company's preferred stockholders had contractual participation rights on a converted basis that were equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to preferred and common stockholders based on their respective ownership percentage, on a converted basis, as of the end of the period.

        EITF Issue No. 03-6 also requires companies with participating securities to calculate diluted earnings per share using the if-converted method. This method requires net income to be adjusted by the amount of dividends declared or accumulated and by the accretion or decretion associated with convertible securities, subject to the antidilution provisions of SFAS No. 128 Earnings per Share, or SFAS No. 128. The if-converted method also requires the denominator to include the additional shares issued upon the assumed conversion of the convertible securities along with the additional share equivalents from the assumed conversion of stock options and warrants calculated using the treasury stock method, again subject to the antidilution provisions of SFAS No. 128. Prior period earnings per share amounts have been presented to comply with the provisions of EITF Issue No. 03-6.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

        The following table presents the computation of earnings per share:

	Year Ended December 31,
	2007		2006		2005
	(in thousands)
Basic and Diluted Earnings per Share
(Two-class Method)
Net income (loss)	$3,451		$(529)		$(1,465)
Less:
Cash dividends paid:
Series A Preferred Stock	(13,596)		—		—
Series A Cumulative Redeemable Convertible Preferred Stock accretion	(10,127)		(11,437)		(28,181)

Undistributed loss	$(20,272)		$(11,966)		$(29,646)

Distributed Earnings per Share
Basic and Diluted
Cash dividends paid to Series A Preferred stockholders	$13,596		$—		$—
Weighted average preferred shares outstanding	3,150		3,627		2,414

Distributed earnings per share—Preferred	$4.32		$—		$—

Cash dividends paid to common stockholders	$26,312		$—		$—
Weighted average common shares outstanding	8,762		6,640		6,254

Distributed earnings per share—Common	$3.00		$—		$—

Undistributed Earnings per Share
Basic
Undistributed loss	$(20,272)		$(11,966)		$(29,646)
Series A Preferred ownership on a converted basis	0%		35%		35%

Series A Preferred stockholders interest in undistributed loss	$—	(1)	$—	(1)	$—	(1)

Weighted average Series A Preferred shares	3,150		3,627		2,414

Undistributed loss per share—Series A Preferred Stock	$—		$—		$—

Undistributed loss	$(20,272)		$(11,966)		$(29,646)
Common ownership	100%		65%		65%

Common stockholders interest in undistributed loss	$(20,272	) (1)	$(11,966	) (1)	$(29,646	) (1)

Weighted average common shares outstanding—Basic	8,762		6,640		6,254
Total basic loss per share—Common	$(2.31)		$(1.80)		$(4.74)
Diluted Earnings per Share
(If-converted Method)
Net loss available to common stockholders	$(20,272)		$(11,966)		$(29,646)
Less: Series A Cumulative Redeemable Convertible Preferred Stock accretion	—	(2)	—	(2)	—	(2)

Net loss used in diluted earnings per share	$(20,272)		$(11,966)		$(29,646)

Weighted average common shares outstanding—Basic	8,762		6,640		6,254
Convertible preferred stock	—	(2)	—	(2)	—	(2)
Common share equivalents	—	(3)	—	(3)	—	(3)

Shares used to compute loss per common share—Diluted	8,762		6,640		6,254

Total diluted loss per share	$(2.31)		$(1.80)		$(4.74)

(1)
Preferred stockholders do not participate in any undistributed losses with common stockholders.

(2)
The impact of the assumed conversion of the Series A Preferred Stock has been excluded from the calculation of diluted earnings per share because the effect is anti-dilutive.

(3)
Common share equivalents are not included in the diluted earnings per common share calculation for these periods as they are anti-dilutive. Potential common shares totaled approximately 0.8 million, 3.4 million and 3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9T.    Controls and Procedures

        We conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

        This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information with respect to the Board of Directors contained under the heading "Election of Directors", and information contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Proxy Statement for the Company's 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2007, is incorporated herein by reference.

ITEM 11.    Executive Compensation

        The information contained under the heading "Executive Compensation" in the Proxy Statement for the Company's 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2007 (except for the information set forth under the subcaption "Compensation Committee Report") is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information with respect to the security ownership of certain beneficial owners and management and related stockholder matters contained under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2007, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information about our equity compensation plans as of December 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	2,284,906	$8.96	616,591

Total	2,284,906	$8.96	616,591

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information contained under the heading "Certain Relationships and Related Party Transactions" in the Proxy Statement for the Company's 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2007, is incorporated herein by reference.

ITEM 14.    Principal Accounting Fee and Services

        The information contained under the heading "Audit Committee Report" and "Principal Accountant Fees and Services" in the Proxy Statement for the Company's 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the fiscal year ended December 31, 2007, is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

        The following information required under this item is filed as part of this annual report:

  1)
  Consolidated Financial Statements: See Index to Consolidated Financial Statements contained in Item 8 on page 53 of this annual report.

  2)
  Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

    Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is presented in the financial statements (including the notes thereto). Captions and column headings have been omitted where not applicable.

  3)
  Exhibits are incorporated herein by reference or are filed with this annual report as set forth below:

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Certificate of Incorporation of Virtual Radiologic Consultants, Inc. (now known as Virtual Radiologic Corporation).
3.2(1)	Bylaws of Virtual Radiologic Consultants, Inc. (now known as Virtual Radiologic Corporation).
3.3(1)	Certificate of Amendment to the Certificate of Incorporation of Virtual Radiologic Consultants, Inc. (now known as Virtual Radiologic Corporation).
3.4(4)	Certificate of Amendment to the Certificate of Incorporation of Virtual Radiologic Consultants, Inc. (now known as Virtual Radiologic Corporation).
3.5(5)	Form of Amended and Restated Certificate of Incorporation of Virtual Radiologic Corporation.
3.6(5)	Form of Second Amended and Restated Certificate of Incorporation of Virtual Radiologic Corporation.
3.7(7)	Amended and Restated Bylaws of Virtual Radiologic Corporation.
4.1(5)	Form of Stock Certificate.
10.1(2)
Investor Rights Agreement, dated as of May 2, 2005, by and among Virtual Radiologic Consultants, Inc., the parties listed on the signature page thereto as investors and, for purposes of Section 1 only, William Blair & Company, L.L.C.
10.2(2)	Cross Purchase Agreement, dated as of October 24, 2003, by and among Virtual Radiologic Consultants, Inc., Sean O. Casey, Eduard Michel, David Hunter and Gary Weiss.
10.3(2)	Form of Indemnification Agreement, between Virtual Radiologic Corporation and each member of the Board of Directors.
10.4(5)	Employment Agreement, effective as of July 1, 2006, by and between Virtual Radiologic Corporation and Eduard Michel, M.D.*
10.5(5)	Loan Agreement, dated July 20, 2004, among Virtual Radiologic Professionals, PLC, Virtual Radiologic Consultants, Inc. and Associated Commercial Finance, Inc.
10.6(5)	Security Agreement, dated as of July 20, 2004, by Virtual Radiologic Professionals, PLC, in favor of Associated Commercial Finance, Inc.
10.7(5)	Security Agreement, dated as of July 20, 2004, by Virtual Radiologic Consultants, Inc., in favor of Associated Commercial Finance, Inc.
10.8(2)	Assumption Agreement and Amendment of Loan Agreement, dated as of May 2, 2005, among Virtual Radiologic Professionals, LLC, Virtual Radiologic Consultants, Inc. and Associated Commercial Finance, Inc.
10.9(2)	Amendment to Loan Agreement, dated March 27, 2006, among Virtual Radiologic Corporation, Virtual Radiologic Professionals, LLC and Associated Commercial Finance, Inc.
10.10(2)	Amendment No. 1 to Security Agreement, dated as of March 27, 2006, by Virtual Radiologic Corporation and Associated Commercial Finance, Inc.

10.11(5)	Professional and Management Services Agreement and License, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Corporation.†
10.12(5)	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Minnesota, P.A.†
10.13(5)	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of New York, P.A.†
10.14(5)	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of California, P.A.†
10.15(5)	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Illinois, P.A.†
10.16(5)	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Michigan, P.A.†
10.17(5)	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Texas, P.A.†
10.18(3)	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Minnesota, P.A.†
10.19(3)	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of New York, P.A.†
10.20(3)	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of California, P.A.†
10.21(3)	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Illinois, P.A.†
10.22(3)	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Michigan, P.A.†
10.23(3)	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Texas, P.A.†
10.24(5)	Lease Agreement, dated as of March 11, 2004, by and between Midwest Holding Corp. #9, Inc. and Virtual Radiologic Consultants, LLC.
10.25(5)	First Amendment to Lease Agreement, dated August 12, 2004, by and between Midwest Holding Corp. #9, Inc. and Virtual Radiologic Consultants, LLC.

10.26(5)	MEDB Building Lease Agreement, dated November 28, 2005, by and between Maui Economic Development Board, Inc. and Virtual Radiologic Consultants, Inc.
10.27(5)	Second Revised Licensing Agreement, dated as of April 1, 2006, between Fujifilm Medical Systems U.S.A., Inc. and Virtual Radiologic Corporation.†
10.28(2)	Virtual Radiologic Consultants, Inc. Equity Incentive Plan.*
10.29(2)	Virtual Radiologic Consultants, Inc. Stock Purchase Plan.*
10.30(2)	Virtual Radiologic Professionals, PLC Equity Incentive Plan.*
10.31(5)	Form of Amended and Restated Virtual Radiologic Corporation Equity Incentive Plan.*
10.32(2)	Form of Incentive Stock Option Agreement.*
10.33(2)	Form of Non-Incentive Stock Option Agreement.*
10.34(5)	Revolving Loan Agreement, dated as of December 6, 2006, by and between Virtual Radiologic Corporation and Associated Bank, National Association.
10.35(3)	$2,000,000 Revolving Note, dated December 6, 2006, issued by Virtual Radiologic Corporation in favor of Associated Bank, National Association.
10.36(3)	Security Agreement, dated as of December 6, 2006, by Virtual Radiologic Corporation and Associated Bank, National Association.
10.37(5)	Lease Agreement, dated November 22, 2006, by and between Liberty Property Limited Partnership and Virtual Radiologic Corporation.
10.38(3)	First Addendum to Employment Agreement, dated January 12, 2005, by and between Virtual Radiologic Consultants, Inc. and Mark Marlow.*
10.39(3)	Amendment No. 2 to Employment Agreement, dated January 1, 2007, by and between Virtual Radiologic Corporation and Mark Marlow.*
10.40(3)	Separation Agreement and General Release, dated December 31, 2006, by and between Virtual Radiologic Corporation and Brent J. Backhaus.
10.41(3)	Separation Agreement and General Release, dated December 31, 2006, by and between Virtual Radiologic Corporation and Lorna J. Lusic.
10.42(3)	Amendment No. 1 to Professional and Management Services Agreement and License, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Corporation.†
10.43(3)	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Minnesota, P.A.†
10.44(3)	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of New York, P.A.†
10.45(3)	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of California, P.A.†

10.46(3)	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Illinois, P.A.†
10.47(3)	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Michigan, P.A.†
10.48(3)	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Texas, P.A.†
10.49(4)	Physician Agreement, dated as of May 2, 2005, by and between Virtual Radiologic Professionals, PLC and Sean Casey, M.D.*
10.50(4)	Amendment to Licensing Agreement, dated March 20, 2007, between Fujifilm Medical Systems and Virtual Radiologic Corporation.
10.51(5)	Employment Agreement, dated as of April 2, 2007, between Virtual Radiologic Corporation and Richard W. Jennings.*
10.52(4)	Amendment No. 1 to Employment Agreement, dated as of April 17, 2007, by and between Virtual Radiologic Corporation and Richard W. Jennings.*
10.53(5)	Employment Agreement, effective as of April 1, 2007, by and between Virtual Radiologic Corporation and Mark Marlow.*
10.54(5)	Employment Agreement, effective as of April 1, 2007, by and between Virtual Radiologic Corporation and George H. Frisch.*
10.55(5)
Stock Purchase Agreement, dated as of April 2007, by and between the individuals listed on Schedule A thereto, Generation Capital Partners VRC LP, individually and as the agent for Generation Members' Fund II LP, and Virtual Radiologic Corporation.
10.56(4)	Employment Agreement, effective as of May 29, 2007, between Virtual Radiologic Corporation and Robert Kill.*
10.57(6)	Independent Physician Agreement, dated as of April 12, 2006, by and between Virtual Radiologic Professionals, LLC and Eduard Michel.*†
10.58(5)	Lease, dated as of July 2, 2007, by and between 465 Fairchild Holdings, LLC and Virtual Radiologic Corporation.
10.59(6)	Virtual Radiologic Corporation 2007 Bonus Plan.*
10.60(5)
Credit Agreement, dated as of August 29, 2007, among Virtual Radiologic Corporation, the guarantors named therein, the lenders from time to time party thereto and NewStar Financial, Inc., as administrative agent.
10.61(5)	Second Amendment to Lease, dated as of December 1, 2006, by and between Wells REIT II—5995 Opus Parkway, LLC and Virtual Radiologic Corporation.
10.62(5)	Third Amendment to Lease, dated as of August 21, 2007, by and between Wells REIT II—5995 Opus Parkway, LLC and Virtual Radiologic Corporation.
10.63(5)	Employment Agreement, effective as of October 1, 2007, by and between Virtual Radiologic Corporation and Sean Casey.*

10.64(5)	Amended and Restated Independent Physician Agreement, effective as of September 13, 2007, by and between Virtual Radiologic Professionals, LLC and Sean Casey, M.D.*
21.1	List of subsidiaries of Registrant.***
23.1	Consent of PricewaterhouseCoopers LLP.***
31.1
Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

(1)
Incorporated by reference to the Registration Statement on Form S-1 (No. 333-136504) filed by the Registrant on August 11, 2006, as amended.

(2)
Incorporated by reference to the Registration Statement on Form S-1 (No. 333-136504) filed by the Registrant on September 26, 2006, as amended.

(3)
Incorporated by reference to the Registration Statement on Form S-1 (No. 333-136504) filed by the Registrant on February 9, 2007, as amended.

(4)
Incorporated by reference to the Registration Statement on Form S-1 (No. 333-136504) filed by the Registrant on July 2, 2007, as amended.

(5)
Incorporated by reference to the Registration Statement on Form S-1 (No. 333-136504) filed by the Registrant on September 17, 2007, as amended.

(6)
Incorporated by reference to the Registration Statement on Form S-1 (No. 333-136504) filed by the Registrant on October 19, 2007, as amended.

(7)
Incorporated by reference to the Registration Statement on Form S-1 (No. 333-136504) filed by the Registrant on November 2, 2007, as amended.

*
Indicates management contract or compensatory plan contract or arrangement.

***
Filed herewith.

†
Confidential treatment has been requested for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned on the 17th day of March 2008, thereunto duly authorized.

VIRTUAL RADIOLOGIC CORPORATION
By:	/s/ Sean O. Casey, M.D.
Name:	Sean O. Casey, M.D.
Title:	Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean O. Casey, M.D. Sean O. Casey, M.D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 17, 2008
/s/ Mark Marlow Mark Marlow	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
/s/ Eduard Michel, M.D., Ph.D. Eduard Michel, M.D., Ph.D.	Director	March 17, 2008
/s/ Mark E. Jennings Mark E. Jennings	Director	March 17, 2008
/s/ Andrew P. Hertzmark Andrew P. Hertzmark	Director	March 17, 2008
/s/ Nabil N. El-Hage Nabil N. El-Hage	Director	March 17, 2008
/s/ Richard J. Nigon Richard J. Nigon	Director	March 17, 2008

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. Business
  ITEM 1A. Risk Factors
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  PART II
  ITEM 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
  ITEM 6. Selected Consolidated Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Condensed Consolidating Balance Sheets
Condensed Consolidating Statements of Operations
  ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
Virtual Radiologic Corporation INDEX TO CONSOLIDATED FINANCIAL STATEMENTS Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9T. Controls and Procedures
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors, Executive Officers and Corporate Governance
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions, and Director Independence
  ITEM 14. Principal Accounting Fee and Services
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules
EXHIBIT INDEX
SIGNATURES