Form 10-Q
period 2008-03-31
Virtual Radiologic CORP
filed 2008-05-02
CIK 1361579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33815

Virtual Radiologic Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0074530 (IRS Employer Identification No.)

5995 Opus Parkway, Suite 200 Minnetonka, Minnesota (Address of principal executive offices)	55343 (Zip code)

(952) 392-1100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 30, 2008, 16,711,444 shares of the registrant’s common stock were outstanding.

PART I — Financial Information

ITEM 1.                             Financial Statements

Virtual Radiologic Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	As of	As of
	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$33,496	$33,487
Restricted cash	700	700
Accounts receivable, net	13,152	12,486
Prepaid expenses	1,538	2,073
Current taxes receivable	1,212	1,995
Other current assets	727	336
Total current assets	50,825	51,077

Property, plant and equipment, net	11,369	8,013
Intangible assets, net	293	252
Other assets	561	94
Total assets	$63,048	$59,436

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$514	$801
Accrued professional services compensation expense	4,963	4,681
Accrued sales, general and administrative compensation expenses	1,432	1,717
Other accrued expenses	1,212	1,273
Other current liabilities	508	398
Total current liabilities	8,629	8,870

Deferred rent	196	204
Other liabilities	660	24

Non-controlling interest	12	8

Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized at March 31, 2008 and December 31, 2007; 16,689,444 and 16,463,173 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	17	16
Additional paid-in capital	91,386	90,165
Accumulated deficit	(37,851)	(39,851)
Accumulated other comprehensive loss	(1)	—
Total stockholders’ equity	53,551	50,330
Total liabilities and stockholders’ equity	$63,048	$59,436

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Revenue	$23,320	$18,102

Operating costs and expenses
Professional services	10,367	8,599
Sales, general and administrative	8,735	6,929
Depreciation and amortization	855	498
Total operating costs and expenses	19,957	16,026

Operating income	3,363	2,076

Other (expense) income
Interest expense	—	(6)
Interest income	176	43
Total other income	176	37
Income before non-controlling interest and income tax	3,539	2,113

Non-controlling interest expense	4	680
Income before income tax expense	3,535	1,433

Income tax expense	1,535	392
Net income	2,000	1,041

Series A Cumulative Redeemable Convertible Preferred Stock decretion	—	4,774

Net income available to common stockholders	$2,000	$5,815

Earnings per common share
Basic	$0.12	$0.56
Diluted	$0.12	$0.08
Weighted average common shares outstanding
Basic	16,616	6,726
Diluted	17,268	12,885

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock				Accumulated
			Additional		Other	Total
			Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2006	6,719	$7	$(31,049)	$(3,393)	$—	$(34,435)
Accretion of Series A Cumulative Redeemable Convertible Preferred Stock	—	—	(10,127)	—	—	(10,127)
Equity based compensation for independent contractor physicians	—	—	3,687	—	—	3,687
Equity based compensation for employees	—	—	686	—	—	686
Independent contractor physician and employee stock option exercises	2,045	2	1,512	—	—	1,514
Common stock re-purchased	(910)	(1)	(10,009)	—	—	(10,010)
Common stock re-issued	910	1	10,009	—	—	10,010
Warrant exercise	72	—	1	—	—	1
Payment of dividend	—	—	—	(39,909)	—	(39,909)
Common stock issued in initial public offering	4,000	4	63,236	—	—	63,240
Series A Preferred Stock conversion to common stock	3,627	3	61,650	—	—	61,653
Excess tax benefit from exercises of stock options	—	—	4,780	—	—	4,780
Stock issuance costs	—	—	(4,211)	—	—	(4,211)
Net income	—	—	—	3,451	—	3,451
Balance at December 31, 2007	16,463	$16	$90,165	$(39,851)	$—	$50,330
Equity based compensation for independent contractor physicians	—	—	(495)	—	—	(495)
Equity based compensation for employees	—	—	282	—	—	282
Independent contractor physician and employee stock option exercises	226	1	111	—	—	112
Excess tax benefit from exercises of stock options	—	—	1,381	—	—	1,381
Stock issuance costs	—	—	(58)	—	—	(58)
Net income	—	—	—	2,000	—	2,000
Other comprehensive loss
Foreign currency translation adjustments	—	—	—	—	(1)	(1)
Balance at March 31, 2008	16,689	$17	$91,386	$(37,851)	$(1)	$53,551

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$2,000	$1,041
Adjustments to reconcile net income to net cash provided by operating activities
Non-controlling interest	4	680
Provision for doubtful accounts and sales allowance	—	44
Depreciation and amortization	855	498
Loss on disposal of property, plant and equipment	13	12
Equity based compensation for independent contractor physicians	(495)	(105)
Equity based compensation for employees	282	27
Deferred income taxes	145	—
Changes in operating assets and liabilities
Accounts receivable	(665)	(1,238)
Prepaid expenses	488	415
Current taxes receivable	783	—
Other current assets	(57)	(66)
Accounts payable	(69)	55
Accrued expenses	244	572
Current taxes payable	—	(538)
Other current liabilities	(104)	31
Deferred rent	(8)	(1)
Net cash provided by operating activities	3,416	1,427
Cash flows from investing activities
Purchase of property, plant and equipment	(4,559)	(1,077)
Proceeds from sale of property, plant and equipment	2	—
Payments to acquire patents	(51)	(13)
Net cash used in investing activities	(4,608)	(1,090)
Cash flows from financing activities
Payments on capital leases	—	(18)
Payment of offering costs	(291)	(328)
Proceeds from stock option exercises	111	—
Excess tax benefit from exercises of stock options	1,381	—
Net cash provided by (used in) financing activities	1,201	(346)
Net increase (decrease) in cash and cash equivalents	9	(9)
Cash and cash equivalents
Beginning of period	33,487	5,958
End of period	$33,496	$5,949

Supplemental disclosure of cash flow information
Cash (received) paid for income taxes	$(780)	$930

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(unaudited)

1. Business Overview

Virtual Radiologic Corporation, or VRC, a Delaware corporation, is a provider of radiologic interpretations, or reads, via teleradiology for emergency and routine care coverage to radiology practices, hospitals, clinics and diagnostic imaging centers primarily located within the United States. Virtual Radiologic Professionals, LLC, or VRP, a Delaware limited liability company, is VRC’s affiliated physician-owned medical practice that contracts with the Company’s affiliated radiologists for the provision of their services to fulfill customer contracts held by VRC or the other Affiliated Medical Practices (as defined below).

Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. are collectively referred to as the “Professional Corporations.” Each of these entities is a professional corporation with one stockholder, who is also an officer and a director of VRC, and an owner of VRP. The Professional Corporations were formed as the Company’s business expanded to facilitate compliance with the corporate practice of medicine laws in the states in which they conduct business. VRP and the Professional Corporations are collectively referred to as the “Affiliated Medical Practices.”

VRC also has a wholly owned and consolidated subsidiary, Virtual Radiologic Limited, or VRL, formed under the laws of England and Wales and located in London, England. VRL was formed to facilitate the possible international expansion of the Company’s business to provide teleradiology services and products to customers located outside of the United States.

The term “Company” as used in this report refers to VRC, its Affiliated Medical Practices and VRL.

The Company is involved in the application of various convergent technologies that allow radiologists to remotely diagnose patients and enhance the overall productivity of the radiology profession through a distributed diagnostic network that has been developed by the Company and is integrated into its nationwide virtual private network. The Company serves radiology practices, hospitals, clinics and diagnostic imaging centers by providing diagnostic image interpretations, or reads, 24 hours a day, 365 days a year. The Company’s distributed operating model provides its team of American Board of Radiology-certified radiologists with the flexibility to choose the location from which they work, primarily within the United States, and allows the Company to serve customers located throughout the country. The Company’s services include both preliminary reads, which are performed for emergent care purposes, and final reads, which are performed for both emergent and non-emergent care. The Company provides these services through a scalable communications network incorporating encrypted broadband internet connections and proprietary workflow management software.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The Company has prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K filed with the SEC on March 17, 2008. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

The December 31, 2007 balance sheet data has been derived from audited financial statements as of that date.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Principles of Consolidation and Basis of Presentation

The Company consolidates its financial results in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. The Company has determined that the Affiliated Medical Practices are VIEs and that VRC is the primary beneficiary of such VIEs, as defined by FIN 46R. The Affiliated Medical Practices were created as the Company’s business expanded for the purpose of facilitating compliance with corporate practice of medicine laws in the various states in which VRC operates. The management of VRC was involved significantly in the design and creation of the VIEs and, with the exception of rendering medical judgments, holds significant influence over their continuing operations. Although VRC holds no legal ownership in the VIEs, as a result of the pricing structure inherent in the management agreements that exist between the entities, VRC will absorb a majority of the VIEs expected future losses and receive a majority of the VIEs expected residual returns. As such, the Company has concluded that VRC is required to consolidate the VIEs. As of March 31, 2008, VRC has funded losses of the VIEs totaling approximately $7.4 million and expects to continue to fund the majority of the losses for the foreseeable future. VRC will only receive residual returns up to the amount of previously recognized losses.

As of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007, the financial statements of VRC have been presented on a consolidated basis to include its variable interests in the Affiliated Medical Practices. In addition, as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008, VRC consolidated VRL, its wholly owned subsidiary.

The effect of the VIEs’ consolidation on the Company’s consolidated balance sheet at March 31, 2008, was an increase in the Company’s assets and liabilities of approximately $18.7 million and $5.1 million, respectively. At December 31, 2007, as a result of consolidating the VIEs, the Company’s assets and liabilities increased by approximately $9.8 million and $4.9 million, respectively. The liabilities of the VIEs consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of the VIEs. Likewise, the assets of the VIEs consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets. For the three months ended March 31, 2008, the revenue of the VIEs represented approximately 44%, or $10.2 million of the consolidated revenue of the Company. For the three months ended March 31, 2007, the revenue of the VIEs represented approximately 46%, or $8.3 million, of the consolidated revenue of the Company. Through consolidation, the Company recognizes all net losses of each VIE in excess of the equity of that VIE. The Company recognizes net earnings of each VIE only to the extent it is recovering losses previously recognized with respect to that VIE. Earnings of each VIE in excess of the Company’s previously recognized losses with respect to that VIE are eliminated from the Company’s earnings and are attributed to the respective equity owners of that VIE by recording such earnings as non-controlling interest on the Company’s consolidated financial statements. During the three months ended March 31, 2007, one of the VIEs experienced net income and another experienced a net loss that decreased its positive equity position. This created a positive equity position for the VIEs and, as a result, the Company recognized non-controlling interest expense of approximately $680,000. During the three months ended March 31, 2008, one of the same VIEs experienced net income that increased its positive equity position. As a result, for the three months ended March 31, 2008, the Company recognized non-controlling interest expense of approximately $4,000.

The consolidated financial statements and the related footnote information presented as of and for the three months ended March 31, 2008 and 2007 and as of December 31, 2007, represent the consolidated operations of the Company.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarified the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157 or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for the Company beginning in the first quarter of fiscal year 2009. The portion not deferred was adopted with no impact as the Company does not hold any financial assets or financial liabilities that are covered by this pronouncement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. This standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective in the first quarter of 2008. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early application of this statement is prohibited. The Company is currently evaluating the impact of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS No. 160, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. Early adoption of this statement is prohibited. The Company is currently evaluating the impact of this statement.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of this statement.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

3. Selected Consolidated Financial Statement Information

Property, Plant and Equipment, Net

	As of	As of
	March 31,	December 31,
	2008	2007
	(in thousands)
Equipment	$9,342	$6,390
Software	4,345	3,575
Furniture and fixtures	1,651	1,648
Leasehold improvements	342	345
Assets not yet placed in service	302	141
Total property, plant and equipment	15,982	12,099
Less: Accumulated depreciation and amortization	4,613	4,086
Property, plant and equipment, net	$11,369	$8,013

Depreciation and amortization related to the property, plant and equipment of the Company for the three months ended March 31, 2008 and 2007 was approximately $850,000 and $494,000, respectively.

4. Preferred Stock

On May 2, 2005, the Company closed on a sale of shares of its Series A Cumulative Redeemable Convertible Preferred Stock, or Series A Preferred Stock. In connection with the preparation of the Company’s financial statements for the three months ended March 31, 2007 the Company’s Board of Directors established what it believed to be a fair market value of the Company’s Series A Preferred Stock. This determination was based on a variety of factors, including consideration of the Company’s most recent financial performance and future financial projections, consideration of the Company’s position in the industry relative to its competitors, consideration of external factors impacting the value of the Company in its marketplace, consideration of the stock volatility of comparable companies in its industry, general economic trends and the application of various valuation methodologies. The decrease in the market value of the Series A Preferred Stock at March 31, 2007 was recorded in the consolidated statements of changes in stockholders’ equity as Decretion of Series A Cumulative Redeemable Convertible Preferred Stock in additional paid-in capital and as an increase in net income available to common stockholders in the consolidated statements of operations as Series A Cumulative Redeemable Convertible Preferred Stock decretion. Each share of Series A Preferred Stock was automatically converted into shares of the Company’s common stock on November 20, 2007, upon the closing of the initial public offering of the Company’s common stock, pursuant to a registration statement on Form S-1 at a public offering price of $17.00 per share. As a result, dividends no longer accumulate, and previously accumulated, undeclared and unpaid dividends are no longer payable by the Company.

5. Stock Options and Accounting for Stock-Based Compensation

On September 7, 2007, the Company’s Board of Directors adopted the Amended and Restated Equity Incentive Plan (the “Plan”) to consolidate and replace, upon effectiveness of the Company’s initial public offering, equity-based plans previously maintained by the Company.  The primary purpose of combining these plans was to ease the administrative burden associated with administering the Company’s equity-based compensation program. The Plan became effective on November 14, 2007 and increased the total shares authorized and reserved for future issuance to 5,475,000 shares. The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock to the Company’s officers, employees and independent contractors. As of March 31, 2008, there were 2,103,561 options outstanding, which includes 120,000 options granted in May 2007 to members of the Company’s Board of Directors that were not issued pursuant to the Plan.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Stock option activity for employees, directors and independent contractor physicians during the three months ended March 31, 2008 was as follows:

			Weighted
	Options		Average	Exercise Prices
	Available		Exercise Price	Per Share
	for Grant	Outstanding	Per Share	Ranging From(2)

Balance at December 31, 2007 (1)	616,591	2,284,906	$8.96
Granted	(67,000)	67,000	17.32	$16.46 - $17.75
Exercised	—	(226,271)	1.42	1.00 - 17.00
Forfeited	22,074	(22,074)	7.77	1.00 - 17.00
Balance at March 31, 2008	571,665	2,103,561	10.05
Exercisable at March 31, 2008		349,534	4.96	1.00 - 17.00

(1)                                The number of options outstanding includes 120,000 options granted in May 2007 to members of the Company’s Board of Directors that were not issued pursuant to the Plan.

(2)                                Prior to the Company’s shares trading on the NASDAQ Global Market, which trading commenced on November 15, 2007, the exercise prices of all options were determined by the Company’s Board of Directors, based on the estimated fair value of the common stock on the date of grant. For all stock options granted subsequent to November 14, 2007, the Company uses the closing price of its common stock on the NASDAQ Global Market on the date of grant to determine the exercise price of such options.

Stock-Based Compensation—Employees

For the three months ended March 31, 2008 and 2007, the Company issued 41,000 and zero options, respectively, to certain employees and directors. The Company recorded approximately $282,000 and $27,000 for the three months ended March 31, 2008 and 2007, respectively, in stock-based compensation expense related to employee and director options.

SFAS No. 123R requires that the cash retained as a result of the tax deductibility of employee and director share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. During the three months ended March 31, 2008 and 2007, the Company realized approximately $1.4 million and zero, respectively, as a result of the tax deductibility of employee and director share-based awards exercised during the period.

Stock-Based Compensation—Physicians

For the three months ended March 31, 2008 and 2007, the Company issued 26,000 and zero options, respectively, to its affiliated radiologists, who are independent contractor physicians. The Company recorded stock-based compensation income related to these independent contractor physicians’ options of approximately $495,000 and $105,000 for the three months ended March 31, 2008 and 2007, respectively.

6. Commitments and Contingencies

On January 22, 2008, the Company entered into two new license agreements for the provision of network related services that also allow the Company to utilize approximately 1,000 square feet of space in a building in Minnetonka, Minnesota, which will house the Company’s data centers. The license agreements commence on February 15, 2008 and June 1, 2008 and have 36 month terms, expiring in February 2011 and May 2011, respectively. Both license agreements have monthly minimum usage requirements of $10,000 for which the Company is obligated to pay if actual services used do not exceed these minimums. These service minimums have been recorded as a liability as of March 31, 2008, in accordance with FASB Interpretation No. 45,

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The maximum potential amount of future payments is $705,000 and the current portion of this obligation is $220,000. This obligation will become due immediately if the Company prematurely terminates either of these license agreements.

Litigation

On July 31, 2007, Merge eMed, Inc., or Merge, filed a complaint against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that the Company has willfully infringed on certain of Merge’s patents relating to teleradiology. Merge is seeking treble damages as well as its costs and legal fees in pursuing the action. Merge has asked the court for an injunction, ordering the Company to cease the alleged infringement of their patents, and also that the case be tried before a jury. While the Company is continuing to evaluate Merge’s allegations, it intends to defend against this claim and may incur substantial costs in doing so. On September 14, 2007, the Company filed a Request for Reexamination with the United States Patent and Trademark Office, or PTO, for the patents that Merge has asserted against the Company, asking the PTO to reexamine the validity of the Merge patents based upon certain prior art. The PTO granted the Company’s reexamination request in November 2007. Also in September 2007, the Company filed a motion with the United States District Court for the Northern District of Georgia, Atlanta Division, asking the court to stay the proceeding that Merge has commenced in that court pending the outcome of the PTO reexamination. On December 11, 2007, the court granted the Company’s motion to stay the patent suit pending the outcome of the reexamination. In February 2008, subsequent to the grant of the stay by the court, the Company filed an additional Request for Reexamination with the PTO for these same patents based on additional prior art. There is no assurance that the PTO will grant this additional request. The Company has not recognized any expense related to the settlement of this matter as an adverse outcome of this claim is not probable and cannot be reasonably estimated.

The Company is involved in various other litigation in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2008 and December 31, 2007 the Company’s management believed that the final outcome of these matters would not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

7. Related Party Transactions

The Company has entered into a non-exclusive, non-transferable license agreement for the use of certain image management software from a minority stockholder of the Company. For the three months ended March 31, 2008 and 2007, the Company incurred licensing fees under this contract of approximately $243,000 and $188,000, respectively.

The following table illustrates the revenues, expenses and cash flows that result from the management and professional service agreements between the related parties described in Note 1.

	Three Months Ended March 31,
	2008	2007
	(in thousands)

VRP professional services revenue from VRC	$5,266	$5,357
VRC professional services expense to VRP	5,266	5,357
VRP professional services revenue from the Professional Corporations	5,074	5,507
Professional Corporations professional services expense to VRP	5,074	5,507
VRC management fee revenue from the Professional Corporations	5,024	4,009
Professional Corporations management fee expense to VRC	5,024	4,009
Cash paid for professional services by VRC to VRP	5,266	5,357
Cash paid for professional services by the Professional Corporations to VRP	5,074	5,507
Cash paid for management fees by the Professional Corporations to VRC	5,024	4,009

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

8. Earnings Per Share

The Company calculates earnings per share in accordance with EITF Issue No. 03-6, Participating Securities and the two-class method under FASB Statement No. 128, or EITF Issue No. 03-6. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Prior to the conversion of the Company’s Series A Preferred Stock, preferred stockholders had contractual participation rights on a converted basis that were equivalent to those of common stockholders. Therefore, the Company allocated undistributed earnings to preferred and common stockholders based on their respective ownership percentage, on a converted basis, as of the end of the period.

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

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The following table presents the computation of earnings per share:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Basic and Diluted Earnings per Share (Two-class Method)
Net income	$2,000	$1,041
Less:
Series A Cumulative Redeemable Convertible Preferred Stock decretion	—	4,774
Undistributed income	$2,000	$5,815

Distributed Earnings per Share
Basic and Diluted - None

Undistributed Earnings per Share
Basic
Undistributed income	$2,000	$5,815
Series A Preferred ownership on a converted basis	0%	35%
Series A Preferred stockholders interest in undistributed income	$—	$2,035
Weighted average Series A Preferred shares	—	3,627
Undistributed earnings per share - Series A Preferred Stock	$—	$0.56
Undistributed income	$2,000	$5,815
Common ownership	100%	65%
Common stockholders interest in undistributed income	$2,000	$3,780
Weighted average common shares outstanding - Basic	16,616	6,726
Total basic earnings per share - Common	$0.12	$0.56

Diluted Earnings per Share (If-converted Method)
Net income available to common stockholders	$2,000	$5,815
Less: Series A Cumulative Redeemable Convertible Preferred Stock decretion	—	4,774
Net income used in diluted earnings per share	$2,000	$1,041
Weighted average common shares outstanding - Basic	16,616	6,726
Convertible preferred stock	—	3,627
Common share equivalents	652	2,532
Shares used to compute earnings per common share - Diluted	17,268	12,885
Total diluted earnings per share	$0.12	$0.08

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

9. Subsequent Events

                On April 14, 2008, the Company entered into a Membership Interest Purchase Agreement with Diagna Radiology, LLC, or Diagna, and Diagna’s owners, pursuant to which the Company purchased all of the membership interests of Diagna.  Diagna’s owners received from the Company aggregate consideration of $6 million in cash paid at the closing, and will receive additional cash consideration of $2.2 million to be paid as an earnout within 45 days of the end of each of the first two yearly anniversaries of the closing. The earnout payments are to be calculated based upon revenues generated by Diagna customers during those two periods, and are subject to certain minimum gross profit requirements.  Of the $6 million cash payment at the closing, $5.25 million was paid to or for the account of the sellers at closing, $600,000 was deposited in an escrow account as a source of funds to satisfy the sellers’ indemnification obligations under the Membership Interest Purchase Agreement, and $150,000 was deposited into an escrow account to serve as a source of funds to satisfy a potential post-closing change of control payment to a radiologist affiliated with Diagna.

                Diagna is a teleradiology provider who offers 24-hour a day emergent and non-emergent services. Diagna offers subspecialty expertise in neuroradiology, musculoskeletal and nuclear medicine. Diagna has 44 customers located in 17 states and a total of seven radiologists providing services.

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Certain statements in this quarterly report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, objectives, strategies and prospects regarding, among other things, our business and results of operations. These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Statements that are not historical facts in this report are forward-looking statements that involve certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. Except as required by applicable law, we undertake no duty to update these forward-looking statements due to new information or as a result of future events.

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to the following:

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

•                  our ability to comply with government regulations; and

•                  other risk factors listed from time to time in our reports filed with the SEC, including without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Given these uncertainties, you should not place undue reliance on these forward-looking statements.

In this report, Virtual Radiologic Corporation is sometimes referred to as “VRC.” Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. are collectively referred to as the “Professional Corporations.” Virtual Radiologic Professionals, LLC, or VRP, and the Professional Corporations are collectively referred to as the “Affiliated Medical Practices.” VRC has a wholly owned and consolidated subsidiary, Virtual Radiologic Limited, or VRL, formed under the laws of the England and Wales and located in London, England. The terms “Company,” “we,” “us,” and “our” as used in this report refer to VRC, its Affiliated Medical Practices and VRL.

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

We have continued to focus our growth initiatives on the core teleradiology business through the expansion of our unique distributed operating model and enhancements to our proprietary workflow management software through the first quarter of 2008. We have also continued to focus on acquiring new customers, attracting and retaining additional radiologists, generating additional sales from existing customers and further penetration into the final read market.

We contracted with 22 net new customers during the three months ended March 31, 2008, which resulted in an additional 34 hospitals and other medical facilities to whom we provide service. This 19% year-over-year growth in customers brought the total number of customers that we serve to 491 as of March 31, 2008. In addition, we ended the quarter providing service to 838 medical facilities including 784 hospitals, which represents approximately 13% of all hospitals in the United States and a 14% year-over-year growth in the number of facilities that we serve.

During the three months ended March 31, 2008, we added 6 radiologists under contract and 4 radiologists providing service resulting in 138 radiologists under contract and 116 radiologists providing service as of March 31, 2008. We believe that the benefits of our distributed operating model, such as flexible choice of location, predictable schedules and competitive compensation, have allowed us to successfully recruit and retain radiologists. We have experienced radiologist retention rates (excluding those radiologists we have elected to terminate for non-compliance with the terms of their contracts) of 94% and 97% for the three months ended March 31, 2008 and 2007, respectively.

In addition to our customer and radiologist growth, our read volume grew by 34% to 470,694 total reads during the three months ended March 31, 2008, compared to approximately 352,149 total reads during the three months ended March 31, 2007. The increase in read volumes was due primarily to 15% same-site volume growth. Approximately 23% of our revenue from reads for the three months ended March 31, 2008 was derived from final reads and the remaining 77% was derived from preliminary reads.

Subsequent to the three months ended March 31, 2008, we acquired Diagna Radiology, LLC, or Diagna, located in Post Falls, Idaho on April 14, 2008 for $6 million in up-front cash and an additional $2.2 million in potential earn-out payments to be made over the next two years. Diagna is a teleradiology provider who offers 24-hour a day emergent and non-emergent services. Diagna offers subspecialty expertise in neuroradiology, musculoskeletal and nuclear medicine. Diagna has 44 customers located in 17 states and a total of seven radiologists providing services.  We expect the acquisition to contribute between $3.0 million and $3.5 million in annual revenue during 2008, and to contribute between $4.0 million and $4.5 million in annual revenue during 2009.

Leonard Purkis was also appointed the Company’s Chief Financial Officer effective April 14, 2008. Mr. Purkis previously served as Chief Financial Officer of E*Trade Financial Corporation from 1998 through 2003, and Chief Financial Officer of Iomega Corp. from 1993 through 1998. Before joining Iomega, Purkis spent 12 years in senior management roles with General Electric’s Capital, Lighting and Plastics businesses in both the United States and Europe. Mr. Purkis is a Fellow Member of the Institute of Chartered Accountants in England and Wales.

The following discussion pertains to our financial position as of March 31, 2008 and December 31, 2007, and our results of operations for the three months ended March 31, 2008 and 2007. Results of the periods are not necessarily indicative of the results to be expected for the complete year.

Basis of Presentation

We consolidate our financial results under the principles of Financial Accounting Standards Board, or FASB, Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. VIEs are those entities which an enterprise funds, and as a result recognizes, a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Our Affiliated Medical Practices were formed as our business expanded, to facilitate compliance with the corporate practice of medicine laws in the various states in which VRC operates. Although VRC holds no legal ownership in the Affiliated Medical Practices, as a result of the pricing structure in the management agreements that exist between the entities, between January 1, 2005 and March 31, 2008, VRC funded losses of certain Affiliated Medical Practices totaling $7.4 million. Prior to January 1, 2005, VRC funded no losses of the Affiliated Medical Practices. Further, VRC will only receive residual returns up to the amount of previously recognized losses. In addition, the management of VRC was involved significantly in the design and creation of the Affiliated Medical Practices and, with the exception of rendering medical judgments, holds significant influence over their continuing operations. We have therefore determined that the Affiliated Medical Practices are VIEs and that VRC is their primary beneficiary as defined by FIN 46R. As a result, we have concluded that VRC is required to consolidate the Affiliated Medical Practices. Through consolidation, we recognize all net losses of each Affiliated Medical Practice in excess of the equity of that Affiliated Medical Practice. We recognize net earnings of each Affiliated Medical Practice only to the extent we are recovering losses previously recognized by us with respect to that Affiliated Medical Practice. Earnings of each Affiliated Medical Practice in excess of losses previously recognized by us with respect to that Affiliated Medical Practice are excluded from our earnings and are attributed to the respective equity owners of that Affiliated Medical Practice by recording such earnings as non-controlling interest in our consolidated financial statements. For the three months ended March 31, 2008 certain of our Affiliated Medical Practices experienced net income that resulted in a non-controlling interest expense of approximately $4,000.

VRL was formed on November 23, 2007 and is located in London, England. VRL is a wholly owned and consolidated subsidiary of VRC and was established to facilitate the possible international expansion of our business to provide teleradiology services and products to customers located outside of the United States. Currently, VRL has one employee and an immaterial amount of operating assets and liabilities. VRL’s functional currency is the British Pound.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We believe the following to be our critical accounting policies because they are important to the presentation of our financial condition and results of operations, and require critical management judgment and estimates about matters that are uncertain:

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

Principles of Consolidation

VRL was formed on November 23, 2007 and is located in London, England. VRL is a wholly owned and consolidated subsidiary of VRC and is included with VRC in the following condensed consolidating balance sheets and statements of operations as of March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008.

As described above, we consolidate our financial results in accordance with FIN 46R, which requires a primary beneficiary to consolidate entities determined to be VIEs.  We have determined that VRC is the primary beneficiary of the Affiliated Medical Practices, as defined by FIN 46R, and as a result is required to consolidate the Affiliated Medical Practices.

The following tables show the unaudited condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007, and the unaudited condensed consolidating statements of operations for the three months ended March 31, 2008 and 2007.  The amounts reflected in the eliminations columns of the condensed consolidating financial statements represent affiliated party management and professional fees and non-controlling interest.  The following tables should be read together with our consolidated financial statements and related footnotes included elsewhere in this report.

Condensed Consolidating Balance Sheets

(unaudited)

	As of March 31, 2008
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Cash and cash equivalents	$22,081	$11,415	$—	$33,496
Other current assets	42,342	51,738	(76,751)	17,329
Non-current assets	12,223	19	(19)	12,223
Total assets	$76,646	$63,172	$(76,770)	$63,048

Current liabilities	$14,832	$70,548	$(76,751)	$8,629
Other non-current liabilities	875	—	(19)	856
Total liabilities	15,707	70,548	(76,770)	9,485
Non-controlling interest	—	—	12	12
Total stockholders’ equity (deficiency)	60,939	(7,376)	(12)	53,551
Total liabilities and stockholders’ equity	$76,646	$63,172	$(76,770)	$63,048

	As of December 31, 2007
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Cash and cash equivalents	$31,497	$1,990	$—	$33,487
Other current assets	37,178	51,302	(70,890)	17,590
Non-current assets	8,359	19	(19)	8,359
Total assets	$77,034	$53,311	$(70,909)	$59,436

Current liabilities	$19,350	$60,410	$(70,890)	$8,870
Other non-current liabilities	247	—	(19)	228
Total liabilities	19,597	60,410	(70,909)	9,098
Non-controlling interest	—	—	8	8
Total stockholders’ equity (deficiency)	57,437	(7,099)	(8)	50,330
Total liabilities and stockholders’ equity	$77,034	$53,311	$(70,909)	$59,436

Condensed Consolidating Statements of Operations

(Unaudited)

	Three months ended March 31, 2008
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$18,189	$20,495	$(15,364)	$23,320
Operating costs and expenses	14,551	20,770	(15,364)	19,957
Operating income (loss)	3,638	(275)	—	3,363
Other income	176	—	—	176
Income (loss) before non-controlling interest and income tax	3,814	(275)	—	3,539
Non-controlling interest expense	—	—	4	4
Income tax expense	1,533	2	—	1,535
Net income (loss)	$2,281	$(277)	$(4)	$2,000

	Three months ended March 31, 2007
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$13,782	$19,192	$(14,872)	$18,102
Operating costs and expenses	12,848	18,050	(14,872)	16,026
Operating income	934	1,142	—	2,076
Other income	37	—	—	37
Income before non-controlling interest and income tax	971	1,142	—	2,113
Non-controlling interest expense	—	—	680	680
Income tax expense	392	—	—	392
Net income	$579	$1,142	$(680)	$1,041

Revenue Recognition and Allowance for Doubtful Accounts

We sell our services to radiology practices, hospitals, clinics and diagnostic imaging centers, and recognize revenue when a read or service has been completed and we determine that payment for the read or service is reasonably assured. Accounts receivable are recorded at the invoiced amount and generally do not bear interest.

We maintain an allowance for doubtful accounts at a level that our management estimates to be sufficient to absorb future losses due to accounts that are potentially uncollectible. The allowance is based on the current aging of past due accounts, our historical experience, the financial condition of the customer and the general economic conditions of each customer’s market place. Management uses all information available to them in establishing what we believe is an adequate allowance to absorb future losses. While our historical credit losses have not differed materially from our estimates, and we do not currently believe any material changes in estimates are likely in the near future, actual future results could differ materially from current estimates resulting in an increase or decrease in cash flows from receivable collections and/or in the allowance for doubtful accounts and the corresponding provision for bad debt expense. Any such changes in estimates could have a material impact on our consolidated balance sheets, statements of operations and/or cash flows in subsequent periods. We maintained an allowance for doubtful accounts of approximately $186,000 and $247,000 as of March 31, 2008 and 2007, respectively.

We record an allowance for sales credits that our management estimates to be adequate to cover future sales credits granted which relate primarily to maintaining customer satisfaction with our services. The allowance is based on our historical experience related to sales credits granted. Although we have not historically made any material adjustments to prior period estimates, and we do not anticipate any material impact on future results of operations or cash flows, actual results could differ materially from these estimates resulting in an increase in the allowance for sales credits and the corresponding provision for sales credits. We maintained an allowance for sales credits of approximately $16,000 and $14,000 as of March 31, 2008 and 2007, respectively.

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

Determination of Fair Value of Our Stock Options.  As discussed above, we record stock-based compensation expense associated with our awards of stock options in accordance with SFAS No. 123R and EITF Issue No. 96-18, as applicable, which require us to calculate the expense associated with such awards by determining their fair value. To determine the fair value, we use a Black-Scholes model that takes into account the exercise price of the award, the fair value and volatility of the common stock underlying the award, the risk-free interest rate and the contractual life of the award as determined at the date of grant.

Prior to our shares trading on the NASDAQ Global Market, which commenced on November 15, 2007, our Board of Directors considered a number of relevant factors, including arm’s length equity transactions, current developments in the business, our financial prospects, the market performance of our primary competitor and our Board’s independent judgment to establish the exercise price of our stock options at various grant dates. Subsequent to November 14, 2007, we use the closing price of our common stock on the NASDAQ Global Market on the date of grant to determine the exercise price of such options.

The following table shows the fair value of one share of our common stock and the exercise price of one option granted on all of the stock option grant dates during the quarter ended March 31, 2008. There were no options granted during the quarter ended March 31, 2007.

Grant Date	Fair Value of One Share of Common Stock	Exercise Price of One Option Granted
January 28, 2008	$17.55	$17.55
February 4, 2008	16.46	16.46
February 27, 2008	17.75	17.75
February 29, 2008	17.38	17.38

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

As previously noted, we consolidate our financial results under the provisions of FIN 46R. For income tax purposes, however, we are not considered a consolidated entity. As a result, income generated by the Affiliated Medical Practices, as well as any losses they are able to fund, are excluded from VRC’s calculation of income tax liability. In addition, losses generated by the Affiliated Medical Practices that are funded by VRC result in temporary differences between VRC’s book and tax bases of accounting. These temporary differences will reverse in future periods to the extent those losses are able to be recovered by VRC.

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

We have experienced significant revenue growth from $27.0 million in 2005, to $54.1 million in 2006 and $86.2 million for the year ended December 31, 2007. In addition, our revenue grew from $18.1 million for the three months ended March 31, 2007 to $23.3 million for the three months ended March 31, 2008. This growth in revenue resulted from:

•                  an increase in our customer base;

•                  an increase in utilization of our services by our customers;

•                  an expansion of our service hours;

•                  an increase in provision of higher-priced final reads; and

•                  high customer retention rates.

As of March 31, 2008, our affiliated radiologists provided services to 491 customers serving 838 medical facilities, which includes 784 hospitals representing approximately 13% of hospitals in the United States.

Operating Expenses

Our operating expenses consist of professional services expense, sales, general and administrative expense and depreciation and amortization.

Professional Services Expense.  Professional services expense is our most significant expense as a percentage of revenue. Our professional services expense consists of the fees we pay to our affiliated radiologists for their services, physician stock-based compensation and medical liability expense, which consists of medical liability insurance premiums expense.

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

•                  Medical Liability Expense.  Medical liability expense relates to the procurement of medical malpractice insurance coverage. We amortize medical liability insurance premiums over the term of the policy to which they relate.

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

Other (Expense) Income

Other (expense) income consists of non-operating expenses and income, such as interest expense incurred from our borrowings and from equipment financing, and interest income earned on cash balances and investments held in demand deposit accounts.

Redeemable Preferred Stock Decretion

On May 2, 2005, we issued shares of our Series A Cumulative Redeemable Convertible Preferred Stock, or Series A Preferred Stock, which were redeemable on or after March 31, 2010, at the greater of the Redemption Price, as defined in our certificate of incorporation that was in effect prior to the closing of our initial public offering, or the fair value of the Series A Preferred Stock. As a result, we adjusted the value of the Series A Preferred Stock to its fair value at each reporting date. Upon the closing of our initial public offering in November 2007, all outstanding shares of our Series A Preferred Stock were automatically converted into shares of our common stock and the rights of the holders of Series A Preferred Stock to exercise redemption rights terminated. As a result, there will be no further recognition of accretion or decretion related to our Series A Preferred Stock.

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

The total number of reads we performed has continued to grow on a quarter-by-quarter basis for the past eight quarters as follows:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2008	2007	2007	2007	2007	2006	2006	2006
Total reads	470,694	453,280	473,263	413,167	352,149	309,151	302,497	237,271
Percentage growth over prior year quarter	33.7%	46.6%	56.5%	74.1%	90.8%	99.8%	105.9%	107.3%

Our revenues are affected by seasonality. While our revenues have continued to grow each year, we typically experience increased demand for our services and higher revenue growth during the later half of the year. We believe that during that time there are an increased amount of outdoor and transportation activities, which leads to more hospital visits, as well as there being more frequent vacation time taken by our customers’ radiologists. During the first quarter of each year, when weather conditions are colder for a large portion of the United States, we have historically experienced lower revenue growth than that experienced during the later half of the year. We expect this seasonality with respect to our revenues to continue. Our operating results may be subject to seasonal fluctuations, which makes our results difficult to predict and could cause our performance to fall short of quarterly expectations. We also expect to derive revenue in the future from contracts we have recently entered into for the licensing of our technology infrastructure and the provision of management and support services.

In addition, our revenues are affected by fluctuations in the price per study charged to the customers to whom we provide service. We have historically seen the greatest amount of price volatility in plain film reads.  We expect recent pricing trends to continue, however we anticipate there will be continued quarterly variations and that any negative price trends will be offset by improvements in operating efficiencies. The table below illustrates the quarter-by-quarter percentage change in the average revenue per read for lower price plain film reads and all other modalities for the past eight quarters:

	Three Months Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Plain film (1)	(3.1)%	(1.9)%	(2.0)%	1.5%	(3.0)%	(3.6)%	(3.3)%	4.4%
All other modalities (2)	(0.9)%	(1.1)%	(0.7)%	0.1%	(0.2)%	(0.3)%	1.0%	0.4%

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

Physician Stock-Based Compensation Expense

Physician stock-based compensation expense is a non-cash expense that fluctuates based upon the fair value of our common stock underlying the awards at the close of each reporting period as required by EITF Issue No. 96-18. As the value of an award is based on the underlying value of the common stock, we may record additional expense or income based on fluctuations in that value. Our physician stock-based compensation expense may increase in future periods if we issue additional options and other stock-based awards to our affiliated radiologists and/or if the value of our common stock increases. However, the amount of expense, or income for any period attributable to physician stock-based compensation fluctuates and is difficult to predict.

Medical Liability Expense

Our medical liability expense has increased each year since inception due to the increases in our medical liability insurance premiums primarily associated with the increased volume of reads our affiliated radiologists performed.

Sales, General and Administrative Expense

Our sales, general and administrative expense has increased each year since our inception as a result of increased employee compensation expenses in connection with the management, operations, development and maintenance of our expanding business. In addition to increased employee compensation expense, our sales, general and administrative expenses have increased due to increases in expenses relating to information technology, facilities, licensing and credentialing, sales and marketing and other general and administrative expense. We expect sales, general and administrative expense to continue to increase in future periods as a result of expenses associated with the performance of management and support services we have recently begun to provide to some of our customers and as a result of expenses related to being a public company, including legal and accounting fees and costs incurred in complying with the Sarbanes-Oxley Act of 2002. We believe that these expenses will increase as we continue to grow, but will decrease as a percentage of revenue.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of revenue.

	Three Months Ended March 31,
	2008	2007
Revenue	100.0%	100.0%
Operating costs and expenses:
Professional services	44.5	47.5
Physician cash compensation	44.8	46.0
Physician stock-based compensation	(2.1)	(0.6)
Medical liability expenses	1.8	2.1
Sales, general and administrative	37.4	38.3
Depreciation and amortization	3.7	2.7
Total operating costs and expenses	85.6	88.5
Operating income	14.4	11.5
Interest income, net	0.8	0.2
Non-controlling interest expense (1)	—	3.8
Income tax expense	(6.6)	(2.2)
Net income	8.6	5.7
Series A Cumulative Redeemable Convertible Preferred Stock decretion	—	26.4
Net income available to common stockholders	8.6%	32.1%

(1) Non-controlling interest for the three months ended March 31, 2008 represents less than 0.1% as a percentage of revenue.

Comparison of the Three Months Ended March 31, 2008 and March 31, 2007

Revenue

	Three Months Ended
	March 31,		Change
	2008	2007	In Dollars	Percentage
	(dollars in thousands)
Revenue from reads	$22,929	$17,775	$5,154	29.0%
Other revenue	391	327	64	19.6
Total revenue	$23,320	$18,102	$5,218	28.8

The 28.8% increase in revenue for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, resulted primarily from an increase in the number of customers to whom we provided services and increased volume from existing customers, which was partially offset by a 3.7% decline in our average price per read. For the three months ended March 31, 2008 and 2007, approximately 77% of our revenue from reads was derived from preliminary reads and approximately 23% from final reads. The number of customers to whom we provided services increased to 491 as of March 31, 2008, from 411 as of March 31, 2007. The number of medical facilities to whom we provide services increased to 838 as of March 31, 2008, from 736 as of March 31, 2007. Same site volume growth increased approximately 15% for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. Same site volume growth measures the percentage increase in the number of reads over the comparable prior year period generated by a facility that has been under contract for at least three months at the beginning of the measurement period and remains a customer throughout that period.

Operating Costs and Expenses

Professional Services

	Three Months Ended		Three Months Ended
	March 31,	Percentage	March 31,	Percentage	Change
	2008	of Revenue	2007	of Revenue	In Dollars	Percentage
	(dollars in thousands)
Physician cash compensation expense	$10,452	44.8%	$8,329	46.0%	$2,123	25.5%
Physician stock-based compensation income	(495)	(2.1)	(105)	(0.6)	(390)	371.4
Medical liability expense	410	1.8	375	2.1	35	9.3
Professional services	$10,367	44.5	$8,599	47.5	$1,768	20.6

The 20.6% increase in professional services expense for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, resulted from increases in physician cash compensation expense associated with our increased number of affiliated radiologists and a significant increase in the number of reads performed by radiologists together with additional medical liability insurance premiums. The increase in income from non-cash physician stock-based compensation related primarily to the decreased fair value of our common stock during the first quarter of 2008. For the three months ended March 31, 2008, the number of physicians performing reads increased 54.7%, from 75 for the three months ended March 31, 2007 to 116 for the three months ended March 31, 2008. The decrease in physician cash compensation expense as a percentage of revenue from 46.0% for the three months ended March 31, 2007 to 44.8% for the three months ended March 31, 2008 resulted primarily from improved radiologist efficiency due to continuing advancements in both our distributed network infrastructure and our radiologist support services. We believe that physician cash compensation expense will increase as we continue to grow, but will decrease as a percentage of revenue.

Sales, General and Administrative

	Three Months Ended		Three Months Ended
	March 31,	Percentage	March 31,	Percentage	Change
	2008	of Revenue	2007	of Revenue	In Dollars	Percentage
	(dollars in thousands)
Sales, general and administrative	$8,735	37.4%	$6,929	38.3%	$1,806	26.1%

The 26.1% increase in sales, general and administrative expense for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, resulted from increased expenses for employee compensation, sales and marketing, information technology and other general and administrative expense, partially offset by a decrease in licensing and credentialing costs.

•                  Employee Compensation.  Our employee compensation expense increased from $4.0 million for the three months ended March 31, 2007 to $4.9 million for the three months ended March 31, 2008. The 22.5% increase resulted primarily from the hiring of additional administrative and operations personnel to manage, operate and maintain our business, and from performance-based bonus compensation. As of March 31, 2008, the number of employees increased 26.6% from 184 as of March 31, 2007 to 233 as of March 31, 2008. Employee compensation expense as a percentage of revenue was 21.0% and 22.1% for the three months ended March 31, 2008 and 2007, respectively.

•                  Sales and Marketing.  Our sales and marketing expenses increased from $665,000 for the three months ended March 31, 2007 to $831,000 for the three months ended March 31, 2008. The 25.0% increase resulted primarily from additional compensation expense related to an increased number of sales and marketing personnel. As of March 31, 2008, the number of sales and marketing personnel increased 7.7%, from 26 as of March 31, 2007 to 28 as of March 31, 2008. Sales and marketing expenses as a percentage of revenue were 3.5% and 3.7% for the three months ended March 31, 2008 and 2007, respectively.

•                  Information Technology.  Our information technology expense increased from $459,000 for the three months ended March 31, 2007 to $541,000 for the three months ended March 31, 2008. The 17.9% increase resulted from additional provisioning costs for communications bandwidth and additional software transactional costs associated with increased study volumes. Information technology expense as a percentage of revenue was 2.3% and 2.5% for the three months ended March 31, 2008 and 2007, respectively.

•                  Licensing and Credentialing.  Our licensing and credentialing related expenses decreased from $459,000 for the three months ended March 31, 2007 to $375,000 for the three months ended March 31, 2008. The 18.3% decrease relates primarily to the amount and timing of initial and renewal license applications for our affiliated radiologists, and was aided by the comparatively lower costs of renewal applications. Licensing and credentialing related expenses as a percentage of revenue were 1.6% and 2.5% for the three months ended March 31, 2008 and 2007, respectively.

•                  Other General and Administrative.  Our other general and administrative expenses increased from $1.3 million for the three months ended March 31, 2007 to $2.1 million for the three months ended March 31, 2008. The 61.5% increase resulted from increases in outside accounting and legal expenses primarily related to the costs of being a public company, as well as from increases in hiring expenses, corporate insurance expense and facilities related expenses resulting from the growth in our business. Other general and administrative expenses as a percentage of revenue were 9.0% and 7.5% for the three months ended March 31, 2008 and 2007, respectively.

We believe that sales, general and administrative expenses, including the costs related to being a public company, will increase as we continue to grow, but will decrease as a percentage of revenue.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased from $498,000 for the three months ended March 31, 2007 to $855,000 for the three months ended March 31, 2008. This 71.7% increase was primarily due to the increase in depreciation expense related to additional capital equipment purchased for our operations. We believe that depreciation and amortization expense will increase in the future. Depreciation and amortization expense as a percentage of revenue was 3.7% and 2.7% for the three months ended March 31, 2008 and 2007, respectively.

Interest Income, Net.  Interest income, net, increased from income of $37,000 for the three months ended March 31, 2007 to income of $176,000 for the three months ended March 31, 2008. This increase in interest income relates primarily to the interest earned on our proceeds from the initial public offering.

Non-Controlling Interest Expense.  Through consolidation, we recognize all net losses of the Affiliated Medical Practices in excess of the equity of the Affiliated Medical Practices. During the three months ended March 31, 2007, one of the Affiliated Medical Practices experienced net income and another experienced a net loss that decreased its positive equity position, this created a positive equity position for the Affiliated Medical Practices and, as a result we recognized non-controlling interest expense of $680,000. During the three months ended March 31, 2008, one of the same Affiliated Medical Practices experienced net income that increased its positive equity position. As a result, for the three months ended March 31, 2008, we recognized non-controlling interest expense of $4,000.

Income Tax Expense.  Income tax expense increased from $392,000 for the three months ended March 31, 2007 to $1.5 million for the three months ended March 31, 2008, which resulted primarily from an increase in pre-tax net income for VRC of approximately $971,000 for the three months ended March 31, 2007 to approximately $3.8 million for the three months ended March 31, 2008. As previously discussed, we consolidate our financial results in accordance with FIN 46R. However, for income tax purposes, VRC is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices. As a result, tax losses of the Affiliated Medical Practices are not available to offset taxable income of VRC. The difference in the consolidated group for financial statement purposes and tax purposes, combined with the valuation allowances established for deferred tax assets related to net operating loss carryforwards of certain of the Affiliated Medical Practices, resulted in the increase in income tax expense for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. There were no operating loss carry-forwards to be utilized for the year ended December 31, 2007. The totality of these factors resulted in an effective tax rate of 43.4% for the three months ended March 31, 2008 compared to a rate of 27.4% for the three months ended March 31, 2007.

Preferred Stock Decretion.  Preferred stock decretion decreased from $4.8 million for the three months ended March 31, 2007 to zero for the three months ended March 31, 2008. This decretion relates to our Series A Preferred Stock, which was issued on May 2, 2005, and is calculated based on the difference between the estimated fair value of the Series A Preferred Stock as of the consolidated balance sheet date compared to the fair value of the stock on the previous consolidated balance sheet date. All shares of our Series A Preferred Stock were converted to common stock upon closing of our initial public offering in November 2007, and as a result, there was no further recognition of preferred stock accretion or decretion for the three months ended March 31, 2008.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

Our financial position included cash and cash equivalents of $33.5 million and $5.9 million at March 31, 2008 and 2007, respectively. We have historically funded our operations from cash flows generated by our operating activities, by proceeds generated from the sale of our Series A Preferred Stock and common stock, and to a lesser extent from borrowings under our previous revolving credit facilities.

The reported changes in cash and cash equivalents for the three months ended March 31, 2008 and 2007 are summarized below:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$3,416	$1,427
Net cash used in investing activities	(4,608)	(1,090)
Net cash provided by (used in) financing activities	1,201	(346)
Increase (decrease) in cash and cash equivalents	$9	$(9)

Cash Flows from Operating Activities

For the three months ended March 31, 2008, we generated $3.4 million of net cash from operating activities from net income of $2.0 million. Our net cash from operations during this period included cash inflows of $783,000 as a result of a decrease in current taxes receivable, $488,000 as a result of a decrease in prepaid expenses related to the amortization of prepaid medical expenses and $244,000 as a result of an increase in accrued expenses related primarily to an increase in accrued professional services expense.  These inflows were partially offset by cash outflows of $665,000 related to an increase in accounts receivable resulting primarily from the growth in our business. In addition, we had non-cash charges of $855,000 for depreciation and amortization and ($213,000) for stock-based compensation.

For the three months ended March 31, 2007, we generated $1.4 million of net cash from operating activities from net income of $1.0 million. Our net cash from operations during this period included an increase in our receivables of $1.2 million, which resulted primarily from the growth in our business. In addition, the net cash from operating activities included a decrease in current taxes payable of $538,000 as a result of tax payments made during the first quarter of 2007, an increase in accrued expenses of $572,000 resulting primarily from an increase in professional services compensation and a decrease in prepaid assets of $415,000 resulting primarily from the amortization of our prepaid medical malpractice insurance. In addition, we had non-cash charges of $498,000 for depreciation and amortization and ($78,000) for stock-based compensation.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.6 million for the three months ended March 31, 2008, which was comprised primarily of capital expenditures associated with purchases of equipment and continued investment in our information technology infrastructure.

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2007, which was comprised primarily of capital expenditures associated with purchases of equipment and continued investment in our information technology infrastructure.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2008. Our net cash provided by financing activities included retained cash of $1.4 million as a result of tax benefits generated by the disqualified disposition of stock options during the period, $111,000 of net proceeds from the issuance of common stock relating to the exercise of stock options and $291,000 for payments of costs related to our initial public offering.

Net cash used in financing activities was $346,000 for the three months ended March 31, 2007. The activities included payments related to the costs associated with our initial public offering of $328,000 and payments on capital leases of $18,000.

Future Liquidity Requirements

We believe that our cash balances, including the proceeds from our recent initial public offering, and the expected cash flow from operations, will be sufficient to fund our operating activities, working capital and capital expenditure requirements for the foreseeable future. We expect our long-term liquidity needs to consist primarily of working capital and capital expenditure requirements. We intend to fund these long-term liquidity needs from cash generated from operations along with cash generated by potential future financing transactions. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result.

On April 14, 2008 we entered into an agreement to purchase Diagna Radiology, LLC, an Idaho-based teleradiology provider for $6.0 million in up front cash and an additional $2.2 million in potential earn-out payments to be made over two years. We used cash proceeds from our initial public offering to finance this purchase. We are not otherwise a party to any other agreement or binding letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, although we may enter into these types of arrangements in the future, which could also require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations and Commitments

On January 22, 2008, we entered into two new license agreements for the provision of network related services that allow us to utilize approximately 1,000 square feet of space in a building in Minnetonka, Minnesota, which will house our data centers. The license agreements commence on February 15, 2008 and June 1, 2008 and have 36 month terms, expiring in February 2011 and May 2011, respectively. Both license agreements have monthly minimum usage requirements of $10,000 for which we are obligated to pay if actual services used do not exceed these minimums. These service minimums have been recorded as a liability as of March 31, 2008, in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FASB Staff Position, or FSP, FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The maximum potential amount of future payments is $705,000 and the current portion of this obligation is $220,000. This obligation will become due immediately if we prematurely terminate either of the license agreements.

We did not have any current or future capital lease commitments as of March 31, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for us beginning in the first quarter of fiscal year 2009. The portion not deferred was adopted with no impact as we do not hold any financial assets or financial liabilities that are covered by this pronouncement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. This standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective in the first quarter of 2008. We have not elected the fair value option for eligible items that existed as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early application of this statement is prohibited. We are currently evaluating the impact of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS No. 160, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.

The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. Early adoption of this statement is prohibited. We are currently evaluating the impact of this statement.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  We are currently evaluating the impact of this statement.

ITEM 3.                             Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

As of March 31, 2008, we did not have significant exposure to foreign currency exchange rates as substantially all of our transactions are denominated in U.S. dollars. VRL’s functional currency is the British pound; however, as of and for the three months ended March 31, 2008, VRL’s operations were immaterial and did not have a material impact on our consolidated results of operations or financial position.

Interest Rate Market Risk

Our cash is invested in bank deposits and demand deposit accounts denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, other current assets, trade accounts payable, accrued expenses and customer deposits approximate fair value because of the short period of time to their maturity.

ITEM 4.                             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2007, we completed an initial public offering of 4,600,000 shares of our common stock. Gross proceeds from the offering were $78.2 million, including $68.0 million to the Company and $10.2 million to selling stockholders.

On April 14, 2008 we entered into an agreement to purchase Diagna Radiology, LLC, an Idaho-based teleradiology provider for $6.0 million in up front cash and an additional $2.2 million in earn-out payments to be made over two years. We used cash proceeds from our initial public offering to finance this purchase.

ITEM 6.                             Exhibits

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth below:

EXHIBIT INDEX

Exhibit No.	Description
10.1

Amendment No. 2 to Professional and Management Services Agreement and License, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Corporation. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 1, 2008)

10.2

Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of California, P.A. and Virtual Radiologic Corporation. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 1, 2008)

10.3

Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of Illinois, S.C. and Virtual Radiologic Corporation. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed February 1, 2008)

10.4

Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of Michigan, P.C. and Virtual Radiologic Corporation. (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed February 1, 2008)

10.5

Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of Minnesota, P.A. and Virtual Radiologic Corporation. (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed February 1, 2008)

10.6

Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Corporation. (Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed February 1, 2008)

10.7

Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of Texas, P.A. and Virtual Radiologic Corporation. (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed February 1, 2008)

10.8

Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of California, P.A. (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed February 1, 2008)

10.9

Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of Illinois, S.C. (Incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed February 1, 2008)

10.10

Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of Michigan, P.C. (Incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed February 1, 2008)

10.11

Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of Minnesota, P.A. (Incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed February 1, 2008)

10.12

Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of New York, P.A. (Incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed February 1, 2008)

10.13

Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of Texas, P.A. (Incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed February 1, 2008)

31.1

Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

***                           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean O. Casey, M.D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 2, 2008
Sean O. Casey, M.D.

/s/ Leonard C. Purkis	Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2008
Leonard C. Purkis

(This page has been left blank intentionally.)