Form 10-Q
period 2008-06-30
Virtual Radiologic CORP
filed 2008-08-01
CIK 1361579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33815

Virtual Radiologic Corporation

(Exact name of registrant as specified in its charter)

Delaware	27-0074530
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5995 Opus Parkway, Suite 200 Minnetonka, Minnesota	55343
(Address of principal executive offices)	(Zip code)

(952) 392-1100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 28, 2008, 16,766,636 shares of the registrant’s common stock were outstanding.

PART I – Financial Information

ITEM 1.                             Financial Statements

Virtual Radiologic Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	As of	As of
	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$32,423	$33,487
Restricted cash	700	700
Accounts receivable, net	14,375	12,486
Prepaid expenses	1,049	2,073
Current taxes receivable	1,135	1,995
Other current assets	793	336
Total current assets	50,475	51,077

Property, plant and equipment, net	10,956	8,013
Intangible assets, net	5,355	252
Goodwill	673	—
Other assets	501	94
Total assets	$67,960	$59,436

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$754	$801
Accrued professional services compensation expense	5,413	4,681
Accrued sales, general and administrative compensation expenses	1,588	1,717
Other accrued expenses	1,182	1,273
Other current liabilities	674	398
Total current liabilities	9,611	8,870

Deferred rent	182	204
Non-current deferred tax liability	1,189	—
Other liabilities	425	24

Non-controlling interest	16	8

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized at June 30, 2008 and December 31, 2007; 16,745,726 and 16,463,173 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	17	16
Additional paid-in capital	92,370	90,165
Accumulated deficit	(35,851)	(39,851)
Accumulated other comprehensive loss	1	—
Total stockholders’ equity	56,537	50,330
Total liabilities and stockholders’ equity	$67,960	$59,436

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$25,921	$21,163	$49,241	$39,265

Operating costs and expenses
Professional services	11,910	12,087	22,277	20,686
Sales, general and administrative	9,332	7,366	18,067	14,295
Depreciation and amortization	1,216	549	2,071	1,047
Total operating costs and expenses	22,458	20,002	42,415	36,028

Operating income	3,463	1,161	6,826	3,237

Other (expense) income
Interest expense	—	(1)	—	(7)
Interest income	89	71	265	114
Total other income	89	70	265	107
Income before non-controlling interest and income tax	3,552	1,231	7,091	3,344

Non-controlling interest expense (income)	4	(341)	8	339
Income before income tax expense	3,548	1,572	7,083	3,005

Income tax expense	1,548	995	3,083	1,387
Net income	2,000	577	4,000	1,618

Series A Cumulative Redeemable Convertible
Preferred Stock accretion	—	(24,892)	—	(20,118)
Net income (loss) available to common stockholders	$2,000	$(24,315)	$4,000	$(18,500)

Earnings (loss) per common share
Basic	$0.12	$(3.27)	$0.24	$(2.61)
Diluted	$0.12	$(3.27)	$0.23	$(2.61)
Weighted average common shares outstanding
Basic	16,719	7,446	16,667	7,088
Diluted	17,198	7,446	17,233	7,088

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock				Accumulated
			Additional		Other	Total
			Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2006	6,719	$7	$(31,049)	$(3,393)	$—	$(34,435)
Accretion of Series A Cumulative Redeemable Convertible Preferred Stock	—	—	(10,127)	—	—	(10,127)
Equity based compensation for independent contractor physicians	—	—	3,687	—	—	3,687
Equity based compensation for employees	—	—	686	—	—	686
Independent contractor physician and employee stock option exercises	2,045	2	1,512	—	—	1,514
Common stock re-purchased	(910)	(1)	(10,009)	—	—	(10,010)
Common stock re-issued	910	1	10,009	—	—	10,010
Warrant exercise	72	—	1	—	—	1
Payment of dividend	—	—	—	(39,909)	—	(39,909)
Common stock issued in initial public offering	4,000	4	63,236	—	—	63,240
Series A Preferred Stock conversion to common stock	3,627	3	61,650	—	—	61,653
Excess tax benefit from exercises of stock options	—	—	4,780	—	—	4,780
Stock issuance costs	—	—	(4,211)	—	—	(4,211)
Net income	—	—	—	3,451	—	3,451
Balance at December 31, 2007	16,463	$16	$90,165	$(39,851)	$—	$50,330
Equity based compensation for independent contractor physicians	—	—	(559)	—	—	(559)
Equity based compensation for employees	—	—	704	—	—	704
Independent contractor physician and employee stock option exercises	283	1	201	—	—	202
Excess tax benefit from exercises of stock options	—	—	1,917	—	—	1,917
Stock issuance costs	—	—	(58)	—	—	(58)
Net income	—	—	—	4,000	—	4,000
Other comprehensive loss
Foreign currency translation adjustments	—	—	—	—	1	1
Balance at June 30, 2008	16,746	$17	$92,370	$(35,851)	$1	$56,537

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$4,000	$1,618
Adjustments to reconcile net income to net cash provided by operating activities
Non-controlling interest	8	339
Provision for doubtful accounts and sales allowance	309	105
Depreciation and amortization	2,071	1,047
Loss on disposal of property, plant and equipment	49	12
Equity based compensation for independent contractor physicians	(559)	2,053
Equity based compensation for employees	704	116
Deferred income taxes	1,059	—
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	(1,634)	(3,852)
Prepaid expenses	1,024	836
Current taxes receivable	860	(3,482)
Other current assets	(164)	(145)
Other assets	(3)	30
Accounts payable	136	47
Accrued expenses	848	2,165
Current taxes payable	—	(608)
Other current liabilities	142	2
Deferred rent	(21)	(7)
Net cash provided by operating activities	8,829	276
Cash flows from investing activities
Purchases of property, plant and equipment	(5,072)	(2,265)
Proceeds from sale of property, plant and equipment	10	—
Payments to acquire patents	(62)	(13)
Cash paid for acquisition, net of cash acquired	(6,521)	—
Net cash used in investing activities	(11,645)	(2,278)
Cash flows from financing activities
Payments on capital leases	—	(20)
Payments of offering costs	(306)	(441)
Proceeds from warrant exercise	—	1
Proceeds from stock option exercises	141	910
Payments for the re-purchase of common stock	—	(10,010)
Proceeds from the re-issuance of common stock	—	10,010
Excess tax benefit from exercises of stock options	1,917	3,944
Net cash provided by financing activities	1,752	4,394
Net (decrease) increase in cash and cash equivalents	(1,064)	2,392
Cash and cash equivalents
Beginning of period	33,487	5,958
End of period	$32,423	$8,350

Supplemental disclosure of cash flow information
Cash (received) paid for income taxes	$(776)	$1,336

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(unaudited)

1. Business Overview

Virtual Radiologic Corporation, or VRC, a Delaware corporation, provides radiologic interpretations, or reads, via teleradiology for emergency and routine care coverage to radiology practices, hospitals, clinics and diagnostic imaging centers primarily located within the United States. Virtual Radiologic Professionals, LLC, or VRP, a Delaware limited liability company, is VRC’s affiliated physician-owned medical practice that contracts with the Company’s affiliated radiologists for the provision of their services to fulfill customer contracts held by VRC or the other Affiliated Medical Practices (as defined below).

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

VRC also has a wholly owned and consolidated subsidiary, Virtual Radiologic Limited, or VRL, formed under the laws of England and Wales and located in London, England. VRL was formed to facilitate international expansion of the Company’s business to provide teleradiology services and products to customers located outside of the United States.

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

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The December 31, 2007 balance sheet data has been derived from audited financial statements as of that date, but does not include all footnote disclosures required by GAAP.  However, the Company believes that the disclosures presented are adequate to make the information presented not misleading.

Principles of Consolidation and Basis of Presentation

The Company consolidates its financial results in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. The Company has determined that the Affiliated Medical Practices are VIEs and that VRC is the primary beneficiary of such VIEs, as defined by FIN 46R. The Affiliated Medical Practices were created as the Company’s business expanded for the purpose of facilitating compliance with corporate practice of medicine laws in the various states in which VRC operates. The management of VRC was involved significantly in the design and creation of the VIEs and, with the exception of rendering medical judgments, holds significant influence over their continuing operations. Although VRC holds no legal ownership in the VIEs, as a result of the pricing structure inherent in the management agreements that exist between the entities, VRC will absorb a majority of the VIEs expected future losses and receive a majority of the VIEs expected residual returns. As such, the Company has concluded that VRC is required to consolidate the VIEs. As of June 30, 2008, VRC has funded losses of the VIEs totaling approximately $7.7 million and expects to continue to fund the majority of the losses for the foreseeable future. VRC will only receive residual returns up to the amount of previously recognized losses.

As of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007, the financial statements of VRC have been presented on a consolidated basis to include its variable interests in the Affiliated Medical Practices. In addition, as of June 30, 2008 and December 31, 2007, and for the three and six months ended June 30, 2008, VRC consolidated VRL, its wholly owned subsidiary.

The effect of the VIEs’ consolidation on the Company’s consolidated balance sheet at June 30, 2008, was an increase in the Company’s assets and liabilities of approximately $12.2 million and $5.7 million, respectively. At December 31, 2007, as a result of consolidating the VIEs, the Company’s assets and liabilities increased by approximately $9.8 million and $4.9 million, respectively. The liabilities of the VIEs consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of the individual or respective VIEs. Likewise, the assets of the VIEs consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets. For the three months ended June 30, 2008, the revenue of the VIEs represented approximately 46%, or $11.8 million of the consolidated revenue of the Company. For the three months ended June 30, 2007, the revenue of the VIEs represented approximately 48%, or $10.1 million, of the consolidated revenue of the Company. For the six months ended June 30, 2008, the revenue of the VIEs represented approximately 45%, or $22.0 million of the consolidated revenue of the Company. For the six months ended June 30, 2007, the revenue of the VIEs represented approximately 47%, or $18.4 million, of the consolidated revenue of the Company. Through consolidation, the Company recognizes all net losses of each VIE in excess of the equity of that VIE. The Company recognizes net earnings of each VIE only to the extent it is recovering losses previously recognized with respect to that VIE. Earnings of each VIE in excess of the Company’s previously recognized losses with respect to that VIE are eliminated from the Company’s earnings and are attributed to the respective equity owners of that VIE by recording such earnings as non-controlling interest on the Company’s consolidated financial statements. During the three months ended June 30, 2007, certain of these VIEs experienced net losses which reduced their positive equity position.  As a result, the Company recognized non-controlling interest income of approximately $341,000.  During the six months ended June 30, 2007, certain of these VIEs experienced net income. This created a positive equity position for certain of the VIEs and, as a result, the Company recognized non-controlling interest expense of approximately $339,000. During the three and six months ended June 30, 2008, one of the VIEs experienced net income that increased its positive equity position. As a result, for the three and six months ended June 30, 2008, the Company recognized non-controlling interest expense of approximately $4,000 and $8,000, respectively.

The consolidated financial statements and the related footnote information presented as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007, represent the consolidated operations of the Company.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarified the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of this portion of the statement. The portion not deferred was adopted with no impact as the Company does not hold any financial assets or financial liabilities that are covered by this pronouncement.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in-process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early application of this statement is prohibited. The Company is currently evaluating the impact of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS No. 160, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest being sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. Early adoption of this statement is prohibited. The Company is currently evaluating the impact of this statement.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

statements issued for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of this statement.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which changed the framework for selecting accounting principles in conformity with GAAP.  The GAAP hierarchy will now be included in the accounting literature established by the FASB.  This statement is not expected to impact current practice.

3. Selected Consolidated Financial Statement Information

Property, Plant and Equipment, Net

	As of	As of
	June 30,	December 31,
	2008	2007
	(in thousands)
Equipment	$9,827	$6,390
Software	4,685	3,575
Furniture and fixtures	1,658	1,648
Leasehold improvements	343	345
Other	99	141
Total property, plant and equipment	16,612	12,099
Less: Accumulated depreciation and amortization	5,656	4,086
Property, plant and equipment, net	$10,956	$8,013

Depreciation and amortization related to the property, plant and equipment of the Company was approximately $1.1 million and $545,000 for the three months ended June 30, 2008 and 2007, respectively and approximately $1.9 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.

4. Acquisition

On April 14, 2008, the Company entered into a Membership Interest Purchase Agreement with Diagna Radiology, LLC, or Diagna, and Diagna’s owners, pursuant to which the Company purchased all of the membership interests of Diagna.  Diagna is a teleradiology provider who offers 24-hour a day emergent and non-emergent services including subspecialty expertise in neuroradiology, musculoskeletal and nuclear medicine.  Total consideration for the transaction was approximately $6.6 million, which includes $6.0 million of initial purchase price, $504,000 based on preliminary working capital and $93,000 of initial direct acquisition costs. Diagna’s owners may also receive additional cash consideration of up to an aggregate of $2.2 million to be paid as an earnout within 45 days of the end of each of the first two yearly anniversaries of the closing. The earnout payments are to be calculated based upon revenues generated by Diagna customers during those two periods, and are subject to certain minimum gross profit requirements.

The acquisition of Diagna has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.  Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values.

The allocation of the purchase price has been prepared based on preliminary estimates of fair values, including acquired customer relationships and non-compete agreements. Management determined the fair values using assistance of an independent valuation firm.  These allocations are preliminary and are subject to possible adjustments.  We expect the final valuation to be complete on or before December 31, 2008 and therefore the actual amounts recorded upon the finalization may differ materially from the amounts presented below.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following table presents the preliminary allocation of the purchase price to the acquired assets and liabilities:

(in thousands)
Current assets, including cash of $57,000	$650
Property, plant and equipment	184
Intangible assets	5,198
Goodwill	673
Total assets acquired	6,705

Current liabilities	107
Total liabilities assumed	107

Net assets acquired	$6,598

The acquisition of Diagna results in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Of the approximately $5.2 million of acquired intangible assets, approximately $300,000 was assigned to non-compete agreements with an estimated economic life of two years and $4.9 million was assigned to customer relationships with a preliminary estimated economic life of ten years.  The economic life attributed to our acquired customer relationships is based on the Company’s historically low attrition rates as well as historically low attrition rates within the industry. Goodwill of $673,000 represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.  Goodwill will not be amortized but instead will be tested at least annually for impairment consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142.

Beginning on April 15th, 2008 the financial position and results of operations of Diagna have been consolidated with the Company’s consolidated balance sheet, statements of operations and cash flows as of and for the three and six months ended June 30, 2008. Assuming the acquisition of Diagna had been completed at the beginning of the respective reporting periods, pro-forma revenue would have been $22.5 million and $41.9 million for the three and six months ended June 30, 2007, respectively, and $26.1 million and $50.7 million for the three and six months ended June 30, 2008, respectively.  The resulting pro-forma net income would have been $0.5 million and $1.6 million for the three and six months ended June 30, 2007, respectively, and $1.9 million and $3.8 million for the three and six months ended June 30, 2008, respectively.  Pro-forma diluted (loss) earnings per common share would have been $(3.28) and $(2.61) for the three and six months ended June 30, 2007, respectively, and $0.11 and $0.22 for the three and six months ended June 30, 2008, respectively.  The pro-forma information gives effect to actual operating results prior to the acquisition, and makes adjustment for, among other things, additional intangible asset amortization. The actual operating results prior to the acquisition, including the additional intangible asset amortization are tax-effected at the Company’s effective tax rate during the applicable period. These adjustments are subject to change as these initial estimates are refined over time. No effect has been given to cost reductions or operating synergies in this presentation. These pro-forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The unaudited pro-forma financial information is presented for informational purposes only.

5. Goodwill and Other Intangible Assets

The Company recognized $673,000 of goodwill as a result of the acquisition of Diagna.  In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if indicators of impairment are present.

A summary of intangible assets is as follows:

		As of June 30, 2008			As of December 31, 2007
		(in thousands)
	Estimated Useful Life	Original Cost	Accumulated Amortization	Carrying Value	Original Cost	Accumulated Amortization	Carrying Value
Amortized intangible assets:
Patents	15 years	$337	$(43)	$294	$284	$(32)	$252
Non-compete agreements	2 years	298	(31)	267	—	—	—
Customer relationships	10 years	4,900	(106)	4,794	—	—	—
Total amortized intangbile assets		$5,535	$(180)	$5,355	$284	$(32)	$252

The Company records amortization related to patents and non-compete agreements on a straight line basis over their estimated useful lives of 15 years and 2 years, respectively. The Company also records amortization related to customer relationships over their estimated useful life of 10 years based on the expected future economic benefits of those customer relationships on an accelerated basis. Amortization expense related to intangible assets was approximately $143,000 and $4,000 for the three months ended June 30, 2008 and 2007, respectively, and $149,000 and $8,000 for the six months ended June 30, 2008 and 2007, respectively.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

A summary of estimated future amortization expense is as follows:

Amount
(in thousands)

Six months ending December 31, 2008	$342
Year ending December 31, 2009	1,103
Year ending December 31, 2010	866
Year ending December 31, 2011	681
Year ending December 31, 2012	565
Thereafter	1,798
Total	$5,355

6. Preferred Stock

On May 2, 2005, the Company closed on a sale of shares of its Series A Cumulative Redeemable Convertible Preferred Stock, or Series A Preferred Stock. In connection with the preparation of the Company’s financial statements for the three and six months ended June 30, 2007 the Company’s Board of Directors established what it believed to be a fair market value of the Company’s Series A Preferred Stock. This determination was based on a variety of factors, including consideration of the Company’s most recent financial performance and future financial projections, consideration of the Company’s position in the industry relative to its competitors, consideration of external factors impacting the value of the Company in its marketplace, consideration of the stock volatility of comparable companies in its industry, general economic trends and the application of various valuation methodologies. The increase in the market value of the Series A Preferred Stock at June 30, 2007 was recorded in the consolidated statements of changes in stockholders’ equity as accretion of Series A Cumulative Redeemable Convertible Preferred Stock in additional paid-in capital and as a decrease in net income available to common stockholders in the consolidated statements of operations as Series A Cumulative Redeemable Convertible Preferred Stock accretion. Each share of Series A Preferred Stock was automatically converted into shares of the Company’s common stock on November 20, 2007, upon the closing of the initial public offering of the Company’s common stock, pursuant to a registration statement on Form S-1 at a public offering price of $17.00 per share. As a result, dividends no longer accumulate, and previously accumulated, undeclared and unpaid dividends are no longer payable by the Company.

7. Stock Options and Accounting for Stock-Based Compensation

On September 7, 2007, the Company’s Board of Directors adopted the Amended and Restated Equity Incentive Plan, or the Plan, to consolidate and replace, upon effectiveness of the Company’s initial public offering, equity-based plans previously maintained by the Company.  The primary purpose of combining these plans was to ease the administrative burden associated with administering the Company’s equity-based compensation program. The Plan became effective on November 14, 2007 and increased the total shares authorized and reserved for future issuance to 5,475,000 shares. The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock to the Company’s officers, employees and independent contractors. As of June 30, 2008, there were 2,198,941 options outstanding, which includes 120,000 options granted in May 2007 to members of the Company’s Board of Directors that were not issued pursuant to the Plan.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Stock option activity for employees, directors and independent contractor physicians during the six months ended June 30, 2008 was as follows:

			Weighted
	Options		Average	Exercise Prices
	Available		Exercise Price	Per Share
	for Grant	Outstanding	Per Share	Ranging From(2)
Balance at December 31, 2007 (1)	616,591	2,284,906	$8.96
Granted	(282,000)	282,000	15.97	$10.20 - $17.75
Exercised	—	(282,553)	1.53	1.00 - 17.00
Forfeited	85,412	(85,412)	10.91	1.00 - 17.55
Balance at June 30, 2008	420,003	2,198,941	10.74
Exercisable at June 30, 2008		537,800	6.51	2.00 - 19.23

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

Stock-Based Compensation—Employees

For the three and six months ended June 30, 2008, the Company issued 210,000 and 251,000 options to certain employees and directors, respectively. The Company recorded approximately $422,000 and $704,000 in stock-based compensation expense related to employee and director options for the three and six months ended June 30, 2008, respectively.

SFAS No. 123R requires that the cash retained as a result of the tax deductibility of employee and director share-based awards be presented as a component of cash flows from financing activities in the consolidated statements of cash flows. During the six months ended June 30, 2008, the Company realized approximately $1.9 million as a result of the tax deductibility of employee and director share-based awards exercised during the period.

Stock-Based Compensation—Physicians

For the three and six months ended June 30, 2008, the Company issued 5,000 and 31,000 options, respectively, to its affiliated radiologists, who are independent contractor physicians. The Company recorded stock-based compensation income related to these independent contractor physicians’ options of approximately $64,000 and $559,000 for the three and six months ended June 30, 2008, respectively.

8. Commitments and Contingencies

On January 22, 2008, the Company entered into two new license agreements for the provision of network related services that also allow the Company to utilize space to house one of the Company’s data centers. The license agreements commenced on February 15, 2008 and June 1, 2008 and have 36 month terms, expiring in February 2011 and May 2011, respectively. Both license agreements have monthly minimum usage requirements of $10,000 for which the Company is obligated to pay if actual services used do not exceed these minimums. These service minimums have been recorded as a liability as of June 30, 2008, in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The maximum potential amount of future payments is $665,000 and the current portion of this obligation is $240,000, which is recorded in other current liabilities on the consolidated balance sheet as of June 30, 2008. The non-current portion is recorded in other liabilities on the consolidated balance

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

sheet as of June 30, 2008. This obligation will become due immediately if the Company prematurely terminates either of these license agreements.

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

During the quarter ended June 30, 2008 the Company received notice of a settlement in a medical malpractice lawsuit to which the Company and one of its’ affiliated radiologists were parties.  The Company’s obligation with regard to this settlement totaled $350,000 which is the full amount of the Company’s deductible under its professional malpractice liability insurance policy.  This amount is recorded in accounts payable on the consolidated balance sheet and in sales, general and administrative expense on the consolidated statements of operations as of and for the three and six months ended June 30, 2008. This case is now closed and the Company will not have further obligations with regard to this matter.

The Company is involved in various other litigation in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2008 and December 31, 2007 the Company’s management believed that the final outcome of these matters would not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

9. Related Party Transactions

The Company has entered into a non-exclusive, non-transferable license agreement for the use of certain image management software from a minority stockholder of the Company. For the three months ended June 30, 2008 and 2007, the Company incurred licensing fees under this contract of approximately $250,000 and $209,000, respectively.  For the six months ended June 30, 2008 and 2007, the Company incurred licensing fees under this contract of approximately $493,000 and $397,000, respectively.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following table illustrates the revenues, expenses and cash flows that result from the management and professional service agreements between the related parties described in Note 1.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

VRP professional services revenue from VRC	$5,646	$5,542	$10,912	$10,899
VRC professional services expense to VRP	5,646	5,542	10,912	10,899
VRP professional services revenue from the Professional Corporations	5,900	6,162	10,974	11,669
Professional Corporations professional services expense to VRP	5,900	6,162	10,974	11,669
VRC management fee revenue from the Professional Corporations	5,841	4,859	10,864	8,868
Professional Corporations management fee expense to VRC	5,841	4,859	10,864	8,868
Cash paid for professional services by VRC to VRP	5,646	5,542	10,912	10,899
Cash paid for professional services by the Professional Corporations to VRP	5,900	6,162	10,974	11,669
Cash paid for management fees by the Professional Corporations to VRC	5,841	4,859	10,864	8,868

10. Earnings Per Share

The Company calculates earnings per share in accordance with Emerging Issues Task Force Issue No. 03-6, Participating Securities and the two-class method under FASB Statement No. 128, or EITF Issue No. 03-6. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Prior to the conversion of the Company’s Series A Preferred Stock, preferred stockholders had contractual participation rights on a converted basis that were equivalent to those of common stockholders. Therefore, the Company allocated undistributed earnings to preferred and common stockholders based on their respective ownership percentage, on a converted basis, as of the end of the period.

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

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following table presents the computation of earnings per share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007		2008	2007
	(in thousands, except per share data)

Basic and Diluted Earnings per Share (Two-class Method)
Net income	$2,000	$577		$4,000	$1,618
Less:
Series A Cumulative Redeemable Convertible Preferred Stock accretion	—	(24,892)		—	(20,118)
Undistributed income (loss)	$2,000	$(24,315)		$4,000	$(18,500)

Distributed Earnings per Share Basic and Diluted	$—	$—		$—	$—

Undistributed Earnings per Share Basic
Undistributed income (loss)	$2,000	$(24,315)		$4,000	$(18,500)
Series A Preferred ownership on a converted basis	0%	32%		0%	34%
Series A Preferred stockholders interest in undistributed income	$—	$—	(a)	$—	$—	(a)
Weighted average Series A Preferred shares	—	3,627		—	3,627
Undistributed earnings per share - Series A Preferred Stock	$—	$—		$—	$—
Undistributed income (loss)	$2,000	$(24,315)		$4,000	$(18,500)
Common ownership	100%	68	% (a)	100%	66	% (a)
Common stockholders interest in undistributed income (loss)	$2,000	$(24,315)		$4,000	$(18,500)
Weighted average common shares outstanding - Basic	16,719	7,446		16,667	7,088
Total basic earnings (loss) per share - Common	$0.12	$(3.27)		$0.24	$(2.61)

Diluted Earnings per Share (If-converted Method)
Net income (loss) available to common stockholders	$2,000	$(24,315)		$4,000	$(18,500)
Less: Series A Cumulative Redeemable Convertible Preferred Stock accretion	—	—	(b)	—	—	(b)
Net income (loss) used in diluted earnings per share	$2,000	$(24,315)		$4,000	$(18,500)
Weighted average common shares outstanding - Basic	16,719	7,446		16,667	7,088
Convertible preferred stock	—	—	(b)	—	—	(b)
Common share equivalents	479 (d)	—	(c) (d)	566 (d)	—	(c) (d)
Shares used to compute earnings per common share - Diluted	17,198	7,446		17,233	7,088
Total diluted earnings (loss) per share	$0.12	$(3.27)		$0.23	$(2.61)

(a)                                      Preferred stockholders do not participate in any undistributed losses with common stockholders.

(b)                                      The impact of the assumed conversion of the Series A Preferred Stock has been excluded from the calculation of diluted earnings per share because the effect is anti-dilutive.

(c)                                      Common share equivalents are not included in the diluted earnings per common share calculation for these periods as they are anti-dilutive. Potential common shares totaled approximately 2.0 million and 2.3 million for the three and six months ended June 30, 2007, respectively.

(d)                                      The calculation of common stock equivalents excludes options to purchase approximately 1.4 million and 959,000 shares of common stock for the three and six months ended June 30, 2008, respectively, and approximately 119,000 and 126,000 shares of common stock for the three and six months ended June 30, 2007, respectively, as a result of their anti-dilutive effect on diluted earnings per share.

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

•                  our customers ability to attract and retain additional radiologists, which may result in a reduction in the volume of reads they send to us;

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

•                  the general economic conditions of the markets that we operate in; and

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

We continued to focus our growth initiatives on supplementing our core teleradiology business through the expansion of our unique distributed operating model and enhancements to our proprietary workflow management software through the second quarter of 2008. We have also continued to focus on acquiring new customers, attracting and retaining additional radiologists, generating additional sales from existing customers and further penetration into the final read market.

We contracted with 84 net new customers during the three months ended June 30, 2008, which resulted in an additional 101 hospitals and other medical facilities to whom we provide service.  For the six months ended June 30, 2008, we contracted with 106 net new customers, which resulted in an additional 135 hospitals and other medical facilities. Included in the new customer and facility numbers as of June 30, 2008 are the 43 customers and 56 hospitals and other medical facilities that were added from the acquisition of Diagna Radiology, LLC, or Diagna, on April 14, 2008.  This 32% year-over-year growth in customers brought the total number of customers that we serve to 575 as of June 30, 2008. In addition, we ended the quarter providing service to 939 medical facilities including 878 hospitals, which represents approximately 15% of all hospitals in the United States and a 25% year-over-year growth in the number of facilities that we serve.

During the three months ended June 30, 2008, we added 7 radiologists under contract and 8 radiologists providing service.  During the six months ended June 30, 2008, we added 13 radiologists under contract and 12 radiologists providing service, resulting in 145 radiologists under contract and 124 radiologists providing service as of June 30, 2008.  Included in the new radiologist numbers as of June 30, 2008 are 7 radiologists providing service that came from the Diagna acquisition. We believe that the benefits of our distributed operating model, such as flexible choice of location, predictable schedules and competitive compensation, have allowed us to successfully recruit and retain radiologists.

In addition to our customer and radiologist growth, our read volume grew by 30% to 538,194 total reads during the three months ended June 30, 2008, compared to 413,167 total reads during the three months ended June 30, 2007.  Our read volume grew by 32% to 1,008,888 total reads during the six months ended June 30, 2008, compared to 765,317 total reads during the six months ended June 30, 2007. The increase in read volume was primarily due to the growth in our customer base along with increased volumes from existing customers and customers acquired in the Diagna acquisition. Approximately 22% of our revenue from reads for the three and six months ended June 30, 2008 was derived from final reads and the remaining 78% was derived from preliminary reads.

On July 8, 2008, we entered into a multi-year teleradiology services agreement with Lion City Radiology of Singapore to provide preliminary interpretations of CT and MRI images for imaging centers affiliated with Lion City Radiology of Singapore and the United Arab Emirates.  The agreement also contemplates the provision of final interpretations upon approval by the Singapore Ministry of Health.

The following discussion pertains to our financial position as of June 30, 2008 and December 31, 2007, and our results of operations for the three and six months ended June 30, 2008 and 2007. Results of the periods are not necessarily indicative of the results to be expected for the complete year.

Basis of Presentation

We consolidate our financial results under the principles of Financial Accounting Standards Board, or FASB, Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. VIEs are those entities which an enterprise funds, and as a result recognizes, a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Our Affiliated Medical Practices were formed as our business expanded, to facilitate compliance with the corporate practice of medicine laws in the various states in which VRC operates. Although VRC holds no legal ownership in the Affiliated Medical Practices, as a result of the pricing structure in the management agreements that exist between the entities, between January 1, 2005 and June 30, 2008, VRC funded losses of certain Affiliated Medical Practices totaling $7.7 million. Prior to January 1, 2005, VRC funded no losses of the Affiliated Medical Practices. Further, VRC will only receive residual returns up to the amount of previously recognized losses. In addition, the management of VRC was involved significantly in the design and creation of the Affiliated Medical Practices and, with the exception of rendering medical judgments, holds significant influence over their continuing operations. We have therefore determined that the Affiliated Medical Practices are VIEs and that VRC is their primary beneficiary as defined by FIN 46R. As a result, we have concluded that VRC is required to consolidate the Affiliated Medical Practices. Through consolidation, we recognize all net losses of each Affiliated Medical Practice in excess of the equity of that Affiliated Medical Practice. We recognize net earnings of each Affiliated Medical Practice only to the extent we are recovering losses previously recognized by us with respect to that Affiliated Medical Practice. Earnings of each Affiliated Medical Practice in excess of losses previously recognized by us with respect to that Affiliated Medical Practice are excluded from our earnings and are attributed to the respective equity owners of that Affiliated Medical Practice by recording such earnings as non-controlling interest in our consolidated financial statements. For the three and six months ended June 30, 2008 certain of our Affiliated Medical Practices experienced net income that resulted in a non-controlling interest expense of approximately $4,000 and $8,000, respectively.

VRL was formed on November 23, 2007 and is located in London, England. VRL is a wholly owned and consolidated subsidiary of VRC and was established to facilitate international expansion of our business to provide teleradiology services and products to customers located outside of the United States. Currently, VRL has one employee and an immaterial amount of operating assets and liabilities. VRL’s functional currency is the British Pound.

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

Principles of Consolidation

VRL was formed on November 23, 2007 and is located in London, England. VRL is a wholly owned and consolidated subsidiary of VRC and is included with VRC in the following condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007, and statements of operations for the three and six months ended June 30, 2008.

As described above, we consolidate our financial results in accordance with FIN 46R, which requires a primary beneficiary to consolidate entities determined to be VIEs.  We have determined that VRC is the primary beneficiary of the Affiliated Medical Practices, as defined by FIN 46R, and as a result is required to consolidate the Affiliated Medical Practices.

The following tables show the unaudited condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007, and the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2008 and 2007.  The amounts reflected in the eliminations columns of the condensed consolidating financial statements represent affiliated party management and professional fees and non-controlling interest.  The following tables should be read together with our consolidated financial statements and related footnotes included elsewhere in this report.

Condensed Consolidating Balance Sheets

(unaudited)

	As of June 30, 2008
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Cash and cash equivalents	$27,998	$4,425	$—	$32,423
Other current assets	24,482	19,699	(26,129)	18,052
Non-current assets	17,485	19	(19)	17,485
Total assets	$69,965	$24,143	$(26,148)	$67,960

Current liabilities	$3,932	$31,808	$(26,129)	$9,611
Other non-current liabilities	1,815	—	(19)	1,796
Total liabilities	5,747	31,808	(26,148)	11,407
Non-controlling interest	—	—	16	16
Total stockholders’ equity (deficiency)	64,218	(7,665)	(16)	56,537
Total liabilities and stockholders’ equity	$69,965	$24,143	$(26,148)	$67,960

	As of December 31, 2007
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Cash and cash equivalents	$31,497	$1,990	$—	$33,487
Other current assets	37,178	51,302	(70,890)	17,590
Non-current assets	8,359	19	(19)	8,359
Total assets	$77,034	$53,311	$(70,909)	$59,436

Current liabilities	$19,350	$60,410	$(70,890)	$8,870
Other non-current liabilities	247	—	(19)	228
Total liabilities	19,597	60,410	(70,909)	9,098
Non-controlling interest	—	—	8	8
Total stockholders’ equity (deficiency)	57,437	(7,099)	(8)	50,330
Total liabilities and stockholders’ equity	$77,034	$53,311	$(70,909)	$59,436

Condensed Consolidating Statements of Operations

(Unaudited)

	Three months ended June 30, 2008
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$19,955	$23,352	$(17,386)	$25,921
Operating costs and expenses	16,206	23,638	(17,386)	22,458
Operating income (loss)	3,749	(286)	—	3,463
Other income	89	—	—	89
Income (loss) before non-controlling interest and income tax	3,838	(286)	—	3,552
Non-controlling interest expense	—	—	4	4
Income tax expense	1,545	3	—	1,548
Net income (loss)	$2,293	$(289)	$(4)	$2,000

	Three months ended June 30, 2007
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$15,968	$21,758	$(16,563)	$21,163
Operating costs and expenses	13,477	23,088	(16,563)	20,002
Operating income (loss)	2,491	(1,330)	—	1,161
Other income	70	—	—	70
Income (loss) before non-controlling interest and income tax	2,561	(1,330)	—	1,231
Non-controlling interest income	—	—	(341)	(341)
Income tax expense	995	—	—	995
Net income (loss)	$1,566	$(1,330)	$341	$577

	Six months ended June 30, 2008
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$38,144	$43,847	$(32,750)	$49,241
Operating costs and expenses	30,757	44,408	(32,750)	42,415
Operating income (loss)	7,387	(561)	—	6,826
Other income	265	—	—	265
Income (loss) before non-controlling interest and income tax	7,652	(561)	—	7,091
Non-controlling interest expense	—	—	8	8
Income tax expense	3,078	5	—	3,083
Net income (loss)	$4,574	$(566)	$(8)	$4,000

	Six months ended June 30, 2007
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$29,750	$40,950	$(31,435)	$39,265
Operating costs and expenses	26,325	41,138	(31,435)	36,028
Operating income (loss)	3,425	(188)	—	3,237
Other income	107	—	—	107
Income (loss) before non-controlling interest and income tax	3,532	(188)	—	3,344
Non-controlling interest expense	—	—	339	339
Income tax expense	1,387	—	—	1,387
Net income (loss)	$2,145	$(188)	$(339)	$1,618

Revenue Recognition and Allowance for Doubtful Accounts

We sell our services to radiology practices, hospitals, clinics and diagnostic imaging centers, and recognize revenue when a read or service has been completed and we determine that payment for the read or service is reasonably assured. Accounts receivable are recorded at the invoiced amount and generally do not bear interest.

We maintain an allowance for doubtful accounts at a level that our management estimates to be sufficient to absorb future losses due to accounts that are potentially uncollectible. The allowance is based on the current aging of past due accounts, our historical experience, the financial condition of the customer and the general economic conditions of each customer’s market place. Management uses all information available to them in establishing what we believe is an adequate allowance to absorb future losses. While our historical credit losses have not differed materially from our estimates, and we do not currently believe any material changes in estimates are likely in the near future, actual future results could differ materially from current estimates resulting in an increase or decrease in cash flows from receivable collections and/or in the allowance for doubtful accounts and the corresponding provision for bad debt expense. Any such changes in estimates could have a material impact on our consolidated balance sheets, statements of operations and/or cash flows in subsequent periods. We maintained an allowance for doubtful accounts of approximately $354,000 and $208,000 as of June 30, 2008 and 2007, respectively.

We record an allowance for sales credits that our management estimates to be adequate to cover future sales credits granted which relate primarily to maintaining customer satisfaction with our services. The allowance is based on our historical experience related to sales credits granted. Although we have not historically made any material adjustments to prior period estimates, and we do not anticipate any material impact on future results of operations or cash flows, actual results could differ materially from these estimates resulting in an increase in the allowance for sales credits and the corresponding provision for sales credits. We maintained an allowance for sales credits of approximately $19,000 and $15,000 as of June 30, 2008 and 2007, respectively.

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

Prior to our shares trading on the NASDAQ Global Market, which commenced on November 15, 2007, our Board of Directors considered a number of relevant factors, including arm’s length equity transactions, current developments in the business, our financial prospects, the market performance of our primary competitor and our Board’s independent judgment to establish the exercise price of our stock options at various grant dates. As of November 15, 2007, we use the closing price of our common stock on the NASDAQ Global Market on the date of grant to determine the exercise price of such options.

The following table shows the fair value of one share of our common stock and the exercise price of one option granted on all of the stock option grant dates during the six months ended June 30, 2008 and 2007.

Grant Date	Fair Value of One Share of Common Stock	Exercise Price of One Option Granted
April 1, 2007	$12.00	$12.00
April 2, 2007	12.00	12.00
May 9, 2007	12.00	12.00
May 29, 2007	12.00	12.00
June 20, 2007	19.23	19.23
January 28, 2008	17.55	17.55
February 4, 2008	16.46	16.46
February 27, 2008	17.75	17.75
February 29, 2008	17.38	17.38
April 14, 2008	16.54	16.54
May 7, 2008	14.52	14.52
May 12, 2008	13.40	13.40
May 19, 2008	11.75	11.75
May 30, 2008	10.20	10.20
June 5, 2008	12.49	12.49
June 30, 2008	13.25	13.25

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

We have experienced significant revenue growth from $27.0 million in 2005, to $54.1 million in 2006 and $86.2 million for the year ended December 31, 2007. In addition, our revenue grew from $39.3 million for the six months ended June 30, 2007 to $49.2 million for the six months ended June 30, 2008. This growth in revenue resulted from:

•                  an increase in our customer base;

•                  an increase in utilization of our services by our customers;

•                  an expansion of our service hours;

•                  an increase in provision of higher-priced final reads;

•                  high customer retention rates; and

•                  our acquisition of Diagna.

As of June 30, 2008, our affiliated radiologists provided services to 575 customers serving 939 medical facilities, which included 878 hospitals representing approximately 15% of hospitals in the United States.

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

•                  Physician Stock-Based Compensation Expense.  We record stock-based compensation expense in connection with any award of stock options or other compensatory issuance of shares of our common stock to our affiliated radiologists and include that expense in our consolidated statement of income as part of our professional services expense. We calculate the stock-based compensation expense associated with these awards in accordance with EITF Issue No. 96-18, by determining the fair value using a Black-Scholes model. EITF Issue No. 96-18 requires that the cost of equity instruments issued to these affiliated radiologists be initially measured at their fair value at the date the equity instruments were issued and adjusted over the service period, until vested or forfeited, to their then-current fair value in every subsequent reporting period. Accordingly, if the value of our common stock increases over a given period, this accounting treatment will generally result in physician stock-based compensation expense that exceeds the expense we would have recorded if these individuals were employees.

•                  Medical Liability Expense.  Medical liability expense relates to the procurement of medical malpractice insurance coverage. We recognize medical liability insurance premiums over the term of the policy to which they relate.

Sales, General and Administrative Expense.  Sales, general and administrative expense is our second most significant expense as a percentage of revenue. Sales, general and administrative expense consists primarily of employee compensation expense, sales and marketing expense, information technology expense, the costs associated with the licensing and credentialing of our affiliated radiologists and the costs associated with maintaining our facilities.

Other (Expense) Income

Other (expense) income consists primarily of non-operating interest income earned on cash balances and investments held in demand deposit accounts.

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

Trends in Our Business and Results of Operations

Revenue

Our business has grown rapidly since inception. This growth has been driven by an increase in the demand for our services and a corresponding increase in our customer base. We have also experienced an increase in the utilization of our services by our existing customers, through expansion of our service hours, the provision of final reads, a high customer retention rate and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market. Our revenue growth has resulted primarily from increased volumes across a growing customer base. We expect that our customers will continue to contract with us for additional services, including the performance of final reads.

The total number of reads we performed has primarily increased on a quarter-by-quarter basis for the past eight quarters as follows:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2007	2007	2007	2007	2006	2006
Total reads	538,194	470,694	453,280	473,263	413,167	352,149	309,151	302,497
Percentage growth over prior year quarter	30.3%	33.7%	46.6%	56.5%	74.1%	90.8%	99.8%	105.9%

Our revenues are affected by seasonality. While our revenues have continued to grow each year, we typically experience increased demand for our services and higher revenue growth during the later half of the year. We believe that during that time there are an increased amount of outdoor and transportation activities, which leads to more hospital visits, as well as there being more frequent vacation time taken by our customers’ radiologists. During the first quarter of each year, when weather conditions are colder for a large portion of the United States, we have historically experienced lower revenue growth than that experienced during the later half of the year. We expect this seasonality with respect to our revenues to continue. Our operating results may be subject to seasonal fluctuations, which makes our results difficult to predict and could cause our performance to fall short of quarterly expectations. We also expect to derive revenue in the future from contracts we have recently entered into for the licensing of our technology infrastructure and the provision of management and support services, and from the deployment of our services in overseas markets.

In addition, our revenues are affected by fluctuations in the price per study charged to the customers to whom we provide service. We have historically seen the greatest amount of price volatility in plain film reads.  In the six months ended June 30, 2008 we began to see additional price declines on our preliminary reads and most notably in the CT modality. We expect recent pricing trends to continue, however we anticipate there will be continued quarterly variations and that any negative price trends will be largely offset by continuing improvements in operating efficiencies. The table below illustrates the quarter-by-quarter percentage change in the average revenue per read for lower price plain film reads and all other modalities for the past eight quarters:

	Three Months Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Plain film (1)	(3.3)%	(3.1)%	(1.9)%	(2.0)%	1.5%	(3.0)%	(3.6)%	(3.3)%
All other modalities (2)	(2.1)%	(0.9)%	(1.1)%	(0.7)%	0.1%	(0.2)%	(0.3)%	1.0%

(1)  Plain film modality includes all x-ray technology images.

(2)  All other modalities are primarily comprised of CT, MRI and ultrasound images.

Physician Cash Compensation Expense

Since our inception, our physician cash compensation expense has increased each year as we have added more affiliated radiologists to fulfill the increased demand for our services as our business and customer base have grown. However, physician cash compensation expense as a percentage of revenue has decreased due to the increased productivity of our affiliated radiologists. The increases in productivity by the existing affiliated radiologists have been, and may continue to be, offset, in part, by significant increases in newly engaged affiliated radiologists and the costs associated with the typical 90- to 180-day period during which newly engaged affiliated radiologists obtain necessary state licenses and hospital credentials, and thereafter become accustomed to our workflow technology. We expect that our physician cash compensation expense will continue to increase, but will decrease as a percentage of revenues as our expanding base of independent radiologists continues to grow.

Physician Stock-Based Compensation Expense

Physician stock-based compensation expense is a non-cash expense that fluctuates based upon the fair value of our common stock underlying the awards at the close of each reporting period as required by EITF Issue

No. 96-18. As the value of an award is based on the underlying value of our common stock, we may record additional expense or income based on fluctuations in that value. Our physician stock-based compensation expense may increase in future periods if we issue additional options and other stock-based awards to our affiliated radiologists and/or if the value of our common stock increases. However, the amount of expense or income for any period attributable to physician stock-based compensation fluctuates and is difficult to predict.

Medical Liability Expense

Our medical liability expense has increased each year since inception due to the increases in our medical liability insurance premiums primarily associated with the increased volume of reads our affiliated radiologists have performed, but has decreased as a percentage of revenues. We expect this trend will continue.

Sales, General and Administrative Expense

Our sales, general and administrative expense has increased each year since our inception primarily as a result of increased employee compensation expenses in connection with the management, operations, development and maintenance of our expanding business. In addition to increased employee compensation expense, our sales, general and administrative expenses have increased due to increases in expenses relating to information technology, facilities, licensing and credentialing, sales and marketing and other general and administrative expense. We expect sales, general and administrative expense to continue to increase in future periods as a result of expenses associated with the management of our expanding business and as a result of expenses related to being a public company, including legal and accounting fees and costs incurred in complying with the Sarbanes-Oxley Act of 2002. We believe that these expenses will increase as we continue to grow, but will decrease as a percentage of revenue.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Professional services	45.9	57.1	45.2	52.7
Physician cash compensation	44.6	45.1	44.7	45.6
Physician stock-based compensation	(0.2)	10.2	(1.1)	5.2
Medical liability expenses	1.5	1.8	1.6	1.9
Sales, general and administrative	36.0	34.8	36.7	36.4
Depreciation and amortization	4.7	2.6	4.2	2.7
Total operating costs and expenses	86.6	94.5	86.1	91.8
Operating income	13.4	5.5	13.9	8.2
Interest income, net	0.3	0.3	0.5	0.3
Non-controlling interest (income) expense(1)	— (1)	(1.6)	— (1)	0.9
Income tax expense	(6.0)	(4.7)	(6.3)	(3.5)
Net income	7.7	2.7	8.1	4.1
Series A Cumulative Redeemable Convertible Preferred Stock accretion	—	(117.6)	—	(51.2)
Net income available to common stockholders	7.7%	(114.9)%	8.1%	(47.1)%

(1) Non-controlling interest for the three and six months ended June 30, 2008 represents less than 0.1% as a percentage of revenue.

Comparison of the Three Months Ended June 30, 2008 and June 30, 2007

Revenue

	Three Months Ended
	June 30,		Change
	2008	2007	In Dollars	Percentage
	(dollars in thousands)
Revenue from reads	$25,633	$20,932	$4,701	22.5%
Other revenue	288	231	57	24.7
Total revenue	$25,921	$21,163	$4,758	22.5%

The 22.5% increase in revenue for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, resulted primarily from an increase in the number of customers to whom we provided services and increased volume from existing customers, which was partially offset by a 5.6% decline in our average price per read. For the three months ended June 30, 2008 and 2007, approximately 78% of our revenue from reads was derived from preliminary reads and approximately 22% from final reads. The number of customers to whom we provided services increased to 575 as of June 30, 2008, from 436 as of June 30, 2007. The number of medical facilities to whom we provide services increased to 939 as of June 30, 2008, from 750 as of June 30, 2007. Same site volume growth increased approximately 7% for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Same site volume growth measures the percentage increase in the number of reads over the comparable prior year period generated by a facility that has been under contract for at least three months at the beginning of the measurement period and remains a customer throughout that period.

Operating Costs and Expenses

Professional Services

	Three Months Ended	Percentage	Three Months Ended	Percentage	Change
	June 30, 2008	of Revenue	June 30, 2007	of Revenue	In Dollars	Percentage
	(dollars in thousands)
Physician cash compensation expense	$11,573	44.6%	$9,552	45.1%	$2,021	21.2%
Physician stock-based compensation (income) expense	(64)	(0.2)	2,159	10.2	(2,223)	(103.0)
Medical liability expense	401	1.5	376	1.8	25	6.6
Professional services	$11,910	45.9%	$12,087	57.1%	$(177)	(1.5)%

The 1.5% decrease in professional services expense for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, resulted primarily from a decrease in non-cash physician stock-based compensation which resulted from the declining price of our stock in the quarter ended June 30, 2008. This decrease was offset by increases in physician cash compensation expense associated with our increased number of affiliated radiologists and a significant increase in the total number of reads performed by our radiologists. For the three months ended June 30, 2008, the number of physicians performing reads increased 40.9%, from 88 as of June 30, 2007 to 124 as of June 30, 2008. The decrease in physician cash compensation expense as a percentage of revenue from 45.1% for the three months ended June 30, 2007 to 44.6% for the three months ended June 30, 2008 resulted primarily from improved radiologist efficiency due to continuing advancements in both our distributed network infrastructure and our radiologist support services. We believe that physician cash compensation expense will increase as we continue to grow, but will decrease as a percentage of revenue.

Sales, General and Administrative

	Three Months Ended	Percentage	Three Months Ended	Percentage	Change
	June 30, 2008	of Revenue	June 30, 2007	of Revenue	In Dollars	Percentage
	(dollars in thousands)
Sales, general and administrative	$9,332	36.0%	$7,366	34.8%	$1,966	26.7%

The 26.7% increase in sales, general and administrative expense for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, resulted from increased expenses for employee compensation, sales and marketing, information technology and other general and administrative expense, partially offset by a decrease in licensing and credentialing costs.

•                  Employee Compensation.  Our employee compensation expense increased from $4.1 million for the three months ended June 30, 2007 to $4.6 million for the three months ended June 30, 2008. The 12.2% increase resulted primarily from the hiring of additional administrative and operations personnel to manage, operate and maintain our business, and from an increase in non-cash employee stock-based compensation expense.  The increase in non-cash employee stock-based compensation expense relates primarily to an increase in the number of options outstanding as of June 30, 2008 and the increase in the fair value of those options when they were granted.  These increases were partially offset by a decrease in performance-based bonus compensation. As of June 30, 2008, the number of non-sales and marketing employees increased 20.3% over June 30, 2007. Employee compensation expense as a percentage of revenue was 17.7% and 19.2% for the three months ended June 30, 2008 and 2007, respectively.

•                  Sales and Marketing.  Our sales and marketing expenses increased from $844,000 for the three months ended June 30, 2007 to $1.0 million for the three months ended June 30, 2008. The 18.5% increase resulted primarily from additional compensation expense related to an increased number of sales and marketing personnel. As of June 30, 2008, the number of sales and marketing personnel increased 47.8%, over June 30, 2007. Sales and marketing expenses as a percentage of revenue were 3.9% and 4.0% for the three months ended June 30, 2008 and 2007, respectively.

•                  Information Technology.  Our information technology expense increased from $467,000 for the three months ended June 30, 2007 to $673,000 for the three months ended June 30, 2008. The 44.1% increase resulted from additional provisioning costs for communications bandwidth and additional software transactional costs associated with increased study volumes. Information technology expense as a percentage of revenue was 2.6% and 2.2% for the three months ended June 30, 2008 and 2007, respectively.

•                  Licensing and Credentialing.  Our licensing and credentialing related expenses decreased from $494,000 for the three months ended June 30, 2007 to $356,000 for the three months ended June 30, 2008. The 27.9% decrease relates primarily to the amount and timing of initial and renewal license applications for our affiliated radiologists, and was aided by the comparatively lower costs of renewal applications. Licensing and credentialing related expenses as a percentage of revenue were 1.4% and 2.3% for the three months ended June 30, 2008 and 2007, respectively.

•                  Other General and Administrative.  Our other general and administrative expenses increased from $1.5 million for the three months ended June 30, 2007 to $2.7 million for the three months ended June 30, 2008. The 80.0% increase resulted primarily from the payment of a deductible on a malpractice claim and a bad debt charge that were recognized during the quarter.  Additionally, we experienced increases in outside accounting expenses and board of director fees related to the costs of being a public company, as well as increases in hiring expenses, corporate insurance expense, travel expenses and facilities related expenses resulting from the growth in our business. Other general and administrative expenses as a percentage of revenue were 10.4% and 7.1% for the three months ended June 30, 2008 and 2007, respectively.

The increase in sales, general and administrative expense as a percentage of revenue is due primarily to the charges for bad debt and the payment of an insurance deductible relating to the settlement of a medical malpractice claim during the quarter ended June 30, 2008.  We believe that sales, general and administrative expenses, including the costs related to being a public company, will increase as we continue to grow, but will decrease as a percentage of revenue over time.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased from $549,000 for the three months ended June 30, 2007 to $1.2 million for the three months ended June 30, 2008. This 118.6% increase was primarily due to the increase in depreciation expense related to additional capital equipment purchased for our operations and the amortization of customer relationship and non-compete intangible assets, which resulted from our acquisition of Diagna. We believe that depreciation and amortization expense will increase in the future. Depreciation and amortization expense as a percentage of revenue was 4.7% and 2.6% for the three months ended June 30, 2008 and 2007, respectively.

Non-Controlling Interest Expense.  Through consolidation, we recognize all net losses of the Affiliated Medical Practices in excess of the equity of the Affiliated Medical Practices. During the three months ended June 30, 2007, VRP experienced net losses that reduced its positive equity position and, as a result we recognized non-controlling interest income of $341,000. During the three months ended June 30, 2008, one of the Affiliated Medical Practices experienced net income that increased its positive equity position. As a result, for the three months ended June 30, 2008, we recognized non-controlling interest expense of $4,000.

Income Tax Expense.  Income tax expense increased from $995,000 for the three months ended June 30, 2007 to $1.5 million for the three months ended June 30, 2008, which resulted primarily from an increase in pre-tax net income for VRC of approximately $2.6 million for the three months ended June 30, 2007 to approximately $3.8 million for the three months ended June 30, 2008. As previously discussed, we consolidate our financial results in accordance with FIN 46R. However, for income tax purposes, VRC is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices. As a result, tax losses of the Affiliated Medical Practices are not available to offset taxable income of VRC. The difference in the consolidated group for financial statement purposes and tax purposes, combined with the valuation allowances established for deferred tax assets related to net operating loss carryforwards of certain of the Affiliated Medical Practices, resulted in the increase in income tax expense for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The totality of these factors resulted in an effective tax rate of 43.6% for the three months ended June 30, 2008 compared to a rate of 63.3% for the three months ended June 30, 2007.

Preferred Stock Accretion.  Preferred stock accretion decreased from $24.9 million for the three months ended June 30, 2007 to zero for the three months ended June 30, 2008. The accretion for the three months ended June 30, 2007 related to our Series A Preferred Stock, which was issued on May 2, 2005, and was calculated based on the difference between the estimated fair value of the Series A Preferred Stock as of the consolidated balance sheet date compared to the fair value of the stock on the previous consolidated balance sheet date. All shares of our Series A Preferred Stock were converted to common stock upon closing of our initial public offering in November 2007, and as a result, there was no further recognition of preferred stock accretion or decretion for the three months ended June 30, 2008.

Comparison of the Six Months Ended June 30, 2008 and June 30, 2007

Revenue

	Six Months Ended
	June 30,		Change
	2008	2007	In Dollars	Percentage
	(dollars in thousands)
Revenue from reads	$48,562	$38,707	$9,855	25.5%
Other revenue	679	558	121	21.7
Total revenue	$49,241	$39,265	$9,976	25.4%

The 25.4% increase in revenue for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, resulted primarily from an increase in the number of customers to whom we provided services and increased volume from existing customers, which was partially offset by a 4.8% decline in our average price per read. For the six months ended June 30, 2008, approximately 78% of our revenue from reads was derived from preliminary reads and approximately 22% from final reads, compared with approximately 75% from preliminary reads and approximately 25% from final reads for the six months ended June 30, 2007. The number of customers to whom we provided services increased to 575 as of June 30, 2008, from 436 as of June 30, 2007. The number of medical facilities to whom we provide services increased to 939 as of June 30, 2008, from 750 as of June 30, 2007. Same site volume growth increased approximately 10% for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.

Operating Costs and Expenses

Professional Services

	Six Months Ended	Percentage	Six Months Ended	Percentage	Change
	June 30, 2008	of Revenue	June 30, 2007	of Revenue	In Dollars	Percentage
	(dollars in thousands)
Physician cash compensation expense	$22,025	44.7%	$17,882	45.6%	$4,143	23.2%
Physician stock-based compensation (income) expense	(559)	(1.1)	2,053	5.2	(2,612)	(127.2)
Medical liability expense	811	1.6	751	1.9	60	8.0
Professional services	$22,277	45.2	$20,686	52.7	$1,591	7.7%

The 7.7% increase in professional services expense for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, resulted from increases in physician cash compensation expense associated with our increased number of affiliated radiologists and a significant increase in the number of reads performed by radiologists together with additional medical liability insurance premiums. These increases were partially offset by the decrease in non-cash physician stock-based compensation expense. This decrease in non-cash physician stock-based compensation expense relates primarily to the decreased fair value of our common stock during the first six months of 2008. For the six months ended June 30, 2008, the number of physicians performing reads increased 40.9%, from 88 as of June 30, 2007 to 124 as of June 30, 2008. The decrease in physician cash compensation expense as a percentage of revenue from 45.6% for the six months ended June 30, 2007 to 44.7% for the six months ended June 30, 2008 resulted primarily from improved radiologist efficiency due to continuing advancements in both our distributed network infrastructure and our radiologist support services. We believe that physician cash compensation expense will increase as we continue to grow, but will decrease as a percentage of revenue.

Sales, General and Administrative

	Six Months Ended	Percentage	Six Months Ended	Percentage	Change
	June 30, 2008	of Revenue	June 30, 2007	of Revenue	In Dollars	Percentage
	(dollars in thousands)
Sales, general and administrative	$18,067	36.7%	$14,295	36.4%	$3,772	26.4%

The 26.4% increase in sales, general and administrative expense for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, resulted from increased expenses for employee compensation, sales and marketing, information technology and other general and administrative expense, partially offset by a decrease in licensing and credentialing costs.

•                  Employee Compensation.  Our employee compensation expense increased from $8.1 million for the six months ended June 30, 2007 to $9.5 million for the six months ended June 30, 2008. The 17.3% increase resulted primarily from the hiring of additional administrative and operations personnel to manage, operate and maintain our business, partially offset by a decrease in performance-based bonus compensation. As of June 30, 2008, the number of non-sales and marketing employees increased 20.3% over June 30, 2007. Employee compensation expense as a percentage of revenue was 19.3% and 20.5% for the six months ended June 30, 2008 and 2007, respectively.

•                  Sales and Marketing.  Our sales and marketing expenses increased from $1.5 million for the six months ended June 30, 2007 to $1.8 million for the six months ended June 30, 2008. The 20.0% increase resulted primarily from additional compensation expense related to an increased number of sales and marketing personnel. As of June 30, 2008, the number of sales and marketing personnel increased 47.8%, over June 30, 2007. Sales and marketing expenses as a percentage of revenue were 3.7% and 3.8% for the six months ended June 30, 2008 and 2007, respectively.

•                  Information Technology.  Our information technology expense increased from $926,000 for the six months ended June 30, 2007 to $1.2 million for the six months ended June 30, 2008. The 29.6% increase resulted from additional provisioning costs for communications bandwidth and additional software transactional costs associated with increased study volumes. Information technology expense as a percentage of revenue was 2.5% and 2.4% for the six months ended June 30, 2008 and 2007, respectively.

•                  Licensing and Credentialing.  Our licensing and credentialing related expenses decreased from $952,000 for the six months ended June 30, 2007 to $731,000 for the six months ended June 30, 2008. The 23.2% decrease relates primarily to the amount and timing of initial and renewal license applications for our affiliated radiologists, and was aided by the comparatively lower costs of renewal applications. Licensing and credentialing related expenses as a percentage of revenue were 1.5% and 2.4% for the six months ended June 30, 2008 and 2007, respectively.

•                  Other General and Administrative.  Our other general and administrative expenses increased from $2.9 million for the six months ended June 30, 2007 to $4.8 million for the six months ended June 30, 2008. The 65.5% increase resulted primarily from the payment of a deductible on a malpractice claim and a bad debt charge that were recognized during the second quarter of 2008.  Additionally, we experienced increases in outside accounting, legal expenses and board of director fees relating to the costs of being a public company, as well as increases in hiring expenses, corporate insurance expense, travel expenses and facilities related expenses resulting from the growth in our business. Other general and administrative expenses as a percentage of revenue were 9.8% and 7.3% for the six months ended June 30, 2008 and 2007, respectively.

The increase in sales, general and administrative expense as a percentage of revenue is due primarily to the charges for bad debt and the payment of an insurance deductible relating to the settlement of a medical malpractice claim during the six months ended June 30, 2008.  We believe that sales, general and administrative expenses, including the costs related to being a public company, will increase as we continue to grow, but will decrease as a percentage of revenue over time.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased from $1.0 million for the six months ended June 30, 2007 to $2.1 million for the six months ended June 30, 2008. This 110.0% increase was primarily due to the increase in depreciation expense related to additional capital equipment purchased for our operations and the amortization of customer relationship and non-compete intangible assets resulting from our acquisition of Diagna. We believe that depreciation and amortization expense will increase in the future. Depreciation and amortization expense as a percentage of revenue was 4.2% and 2.7% for the six months ended June 30, 2008 and 2007, respectively.

Interest Income, Net.  Interest income, net, increased from income of $107,000 for the six months ended June 30, 2007 to income of $265,000 for the six months ended June 30, 2008. This increase in interest income relates primarily to the interest earned on our proceeds from our initial public offering.

Non-Controlling Interest Expense.  Through consolidation we recognize all net losses of the Affiliated Medical Practices in excess of the equity of the Affiliated Medical Practices. During the six months ended June 30, 2007, VRP experienced net income that changed VRP’s equity position to a positive equity position and, as a result we recognized non-controlling interest expense of $339,000. During the six months ended June 30, 2008, one of the Affiliated Medical Practices experienced net income that increased its positive equity position. As a result, for the six months ended June 30, 2008, we recognized non-controlling interest expense of $8,000.

Income Tax Expense.  Income tax expense increased from $1.4 million for the six months ended June 30, 2007 to $3.1 million for the six months ended June 30, 2008, which resulted primarily from an increase in pre-tax net income for VRC of approximately $3.5 million for the six months ended June 30, 2007 to approximately $7.7 million for the six months ended June 30, 2008. As previously discussed, we consolidate our financial results in accordance with FIN 46R. However, for income tax purposes, VRC is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices. As a result, tax losses of the Affiliated Medical Practices are not available to offset taxable income of VRC. The difference in the consolidated group for financial statement purposes and tax purposes, combined with the valuation allowances established for deferred tax assets related to net operating loss carryforwards of certain of the Affiliated Medical Practices, resulted in the increase in income tax expense for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The totality of these factors resulted in an effective tax rate of 43.5% for the six months ended June 30, 2008 compared to a rate of 46.2% for the six months ended June 30, 2007.

Preferred Stock Accretion.  Preferred stock accretion decreased from $20.1 million for the six months ended June 30, 2007 to zero for the six months ended June 30, 2008. All shares of our Series A Preferred Stock were converted to common stock upon closing of our initial public offering in November 2007, and as a result, there was no further recognition of preferred stock accretion or decretion for the six months ended June 30, 2008.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

Our financial position included cash and cash equivalents of $32.4 million and $8.4 million at June 30, 2008 and 2007, respectively. We have historically funded our operations from cash flows generated by our operating activities, by proceeds generated from the sale of our stock, and to a lesser extent from borrowings under our previous revolving credit facilities.

The reported changes in cash and cash equivalents for the six months ended June 30, 2008 and 2007 are summarized below:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$8,829	$276
Net cash used in investing activities	(11,645)	(2,278)
Net cash provided by financing activities	1,752	4,394
(Decrease) increase in cash and cash equivalents	$(1,064)	$2,392

Cash Flows from Operating Activities

For the six months ended June 30, 2008, we generated $8.8 million of net cash from operating activities from net income of $4.0 million. Our net cash from operating activities during this period included cash inflows of $1.0 million as a result of a decrease in prepaid expenses related to the amortization of prepaid medical liability insurance premiums, $860,000 as a result of a decrease in current taxes receivable and $848,000 as a result of an increase in accrued expenses related primarily to an increase in accrued professional services expense.  These inflows were partially offset by cash outflows of $1.6 million related to an increase in accounts receivable resulting primarily from the growth in our business. In addition, we had non-cash charges of $2.1 million for depreciation and amortization, $1.1 million as a result of an increase in deferred income taxes and $145,000 for stock-based compensation.

For the six months ended June 30, 2007, we generated $276,000 of net cash from operating activities from net income of $1.6 million. Our net cash from operating activities during this period included an increase in our receivables of $3.9 million resulting primarily from the growth in our business and an increase in current taxes receivable of $3.5 million resulting from the tax benefit generated by the disqualifying disposition of stock options during the period. In addition, the net cash from operating activities included a decrease in current taxes payable of $608,000 as a result of tax payments made during the second quarter of 2007, an increase in accrued expense of $2.2 million resulting primarily from an increase in professional services compensation, and a decrease in prepaid expenses of $836,000 resulting primarily from the amortization of our prepaid medical liability insurance premiums.

Cash Flows from Investing Activities

Net cash used in investing activities was $11.6 million for the six months ended June 30, 2008, which was comprised primarily of the acquisition of Diagna and capital expenditures associated with purchases of equipment and continued investment in our information technology infrastructure.

Net cash used in investing activities was $2.3 million for the six months ended June 30, 2007. The cash used was primarily for capital expenditures associated with the purchase of equipment and continued investment in our information technology infrastructure.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2008. Our net cash provided by financing activities included retained cash of $1.9 million as a result of tax benefits generated by the disqualified disposition of stock options during the period, $141,000 of net proceeds from the issuance of common stock relating to the exercise of stock options and $306,000 for payments of costs related to our initial public offering.

Net cash used in financing activities was $4.4 million for the six months ended June 30, 2007. Our net cash from financing activities included an increase of $3.9 million as a result of tax benefits generated by the disqualified disposition of stock options during the period. In addition, cash flows from financing activities included net proceeds from the issuance of common stock of $911,000 that resulted from the exercise of stock options and warrants during the period, and payments related to the costs associated with our initial public offering of $441,000.

Future Liquidity Requirements

We believe that our cash balances, including the proceeds from our recent initial public offering and the expected cash flow from operations, will be sufficient to fund our operating activities, working capital and capital expenditure requirements for the foreseeable future. We expect our long-term liquidity needs to consist primarily of working capital and capital expenditure requirements. We intend to fund these long-term liquidity needs from cash generated from operations along with cash generated by potential future financing transactions. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result.

Contractual Obligations and Commitments

On January 22, 2008, we entered into two new license agreements for the provision of network related services that allow us to utilize approximately 1,000 square feet of space in a building in Minnetonka, Minnesota, which will house our data centers. The license agreements commenced on February 15, 2008 and June 1, 2008 and have 36 month terms, expiring in February 2011 and May 2011, respectively. Both license agreements have monthly minimum usage requirements of $10,000 for which we are obligated to pay if actual services used do not exceed these minimums. These service minimums have been recorded as a liability as of June 30, 2008, in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FASB Staff Position, or FSP, FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The maximum potential amount of future payments is $665,000 and the current portion of this obligation is $240,000, which is recorded in other current liabilities on the consolidated balance sheet as of June 30, 2008.  The non-current portion is recorded in other liabilities on the consolidated balance sheet as of June 30, 2008. This obligation will become due immediately if we prematurely terminate either of the license agreements.

We did not have any current or future capital lease commitments as of June 30, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarified the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of this portion of the statement. The portion not deferred was adopted with no impact as the Company does not hold any financial assets or financial liabilities that are covered by this pronouncement.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141R will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in-process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early application of this statement is prohibited. The Company is currently evaluating the impact of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS No. 160, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest being sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. Early adoption of this statement is prohibited. The Company is currently evaluating the impact of this statement.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which changed the framework for selecting accounting principles in conformity with GAAP.  The GAAP hierarchy will now be included in the accounting literature established by the FASB.  This statement is not expected to impact current practice.

ITEM 3.                             Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

As of June 30, 2008, we did not have significant exposure to foreign currency exchange rates as substantially all of our transactions are denominated in U.S. dollars. VRL’s functional currency is the British pound; however, as of and for the three and six months ended June 30, 2008, VRL’s operations were not significant and did not have a material impact on our consolidated results of operations or financial position.

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

PART II – Other Information

ITEM 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2007, we completed an initial public offering of 4,600,000 shares of our common stock. Gross proceeds from the offering were $78.2 million, including $68.0 million to the Company and $10.2 million to selling stockholders.

On April 14, 2008 we entered into an agreement to purchase Diagna Radiology, LLC, an Idaho-based teleradiology provider for total consideration of approximately $6.6 million, which includes $6.0 million of initial purchase price, $504,000 for estimated working capital and $93,000 in initial direct acquisition costs.  Diagna’s owners may also receive additional cash consideration of up to an aggregate of $2.2 million to be paid as earn-out payments to be made over two years. We used cash proceeds from our initial public offering to finance this purchase.

ITEM 4.                             Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Virtual Radiologic Corporation held on May 7, 2008, the following matters set forth in our Proxy Statement dated April 4, 2008, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

1.               The nominees listed below were elected as Class I directors to the Board of Directors, each to serve a three-year term, with the respective votes set forth opposite their names:

	For	Withhold Authority
Eduard Michel, M.D., Ph.D.	14,044,736	752,977
Andrew P. Hertzmark	13,941,475	856,238

2.               A proposal seeking ratification of the appointment of PricewaterhouseCoopers LLP as our registered independent public accounting firm for fiscal year 2008 was approved, with 14,786,894 votes cast FOR, 10,205 votes cast AGAINST, and 614 abstentions.

ITEM 6.                             Exhibits

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth below:

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement between the Company and Leonard Purkis, effective April 14, 2008 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 8, 2008).
10.2

Membership Interest Purchase Agreement between the Company, Diagna Radiology, LLC, and the owners of Diagna Radiology, LLC dated April 14, 2008 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 15, 2008).

10.3

Amendment to Amendment No. 2 to Professional and Management Services Agreement and License, dated as of April 22, 2008, by and between Virtual Radiologic Professionals, LLC, and the Company (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 25, 2008). †

31.1

Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

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

Signature	Title	Date

/s/ Sean O. Casey, M.D.	Chief Executive Officer and Chairman
Sean O. Casey, M.D.	of the Board of Directors (Principal	July 31, 2008
Executive Officer)

/s/ Leonard C. Purkis	Chief Financial Officer (Principal
Leonard C. Purkis	Financial and Accounting Officer)	July 31, 2008

(This page has been left blank intentionally.)