Form 10-Q
period 2008-09-30
Virtual Radiologic CORP
filed 2008-11-04
CIK 1361579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 2008, 15,848,074 shares of the registrant’s common stock were outstanding.

PART I – Financial Information

ITEM 1.                             Financial Statements

Virtual Radiologic Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	As of	As of
	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$27,755	$33,487
Short-term investments	7,000	—
Restricted cash	700	700
Accounts receivable, net	16,659	12,486
Prepaid expenses	537	2,073
Current taxes receivable	1,075	1,995
Other current assets	842	336
Total current assets	54,568	51,077

Property, plant and equipment, net	11,082	8,013
Intangible assets, net	5,194	252
Goodwill	677	—
Other assets	441	94
Total assets	$71,962	$59,436

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$501	$801
Accrued professional services compensation expense	6,294	4,681
Accrued sales, general and administrative compensation expenses	1,224	1,717
Other accrued expenses	1,486	1,273
Other current liabilities	658	398
Total current liabilities	10,163	8,870

Deferred rent	167	204
Non-current deferred tax liability	1,160	—
Other liabilities	365	24

Non-controlling interest	18	8

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized at September 30, 2008 and December 31, 2007; 16,784,273 and 16,463,173 shares issued and 16,586,850 and 16,463,173 shares outstanding at September 30, 2008 and December 31, 2007, respectively	17	16
Additional paid-in capital	94,243	90,165
Treasury stock at cost, 197,423 and zero shares at September 30, 2008 and December 31, 2007, respectively	(1,879)	—
Accumulated deficit	(32,287)	(39,851)
Accumulated other comprehensive loss	(5)	—
Total stockholders’ equity	60,089	50,330
Total liabilities and stockholders’ equity	$71,962	$59,436

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$29,025	$24,033	$78,266	$63,298

Operating costs and expenses
Professional services	12,899	11,748	35,176	32,434
Sales, general and administrative	9,600	7,842	27,667	22,137
Depreciation and amortization	1,286	654	3,357	1,701
Total operating costs and expenses	23,785	20,244	66,200	56,272

Operating income	5,240	3,789	12,066	7,026

Other income (expense)
Interest expense	—	(435)	—	(442)
Interest income	185	138	450	252
Total other income (expense)	185	(297)	450	(190)
Income before non-controlling interest and income tax	5,425	3,492	12,516	6,836

Non-controlling interest expense	2	1,752	10	2,091
Income before income tax expense	5,423	1,740	12,506	4,745

Income tax expense	1,859	1,192	4,942	2,579
Net income	3,564	548	7,564	2,166

Series A Cumulative Redeemable Convertible Preferred Stock accretion	—	(4,950)	—	(25,068)
Cash Dividends Paid:
Series A Preferred Stock	—	(13,596)	—	(13,596)
Net income (loss) available to common stockholders	$3,564	$(17,998)	$7,564	$(36,498)

Earnings (loss) per common share
Basic	$0.21	$(2.22)	$0.45	$(4.91)
Diluted	$0.21	$(2.22)	$0.44	$(4.91)
Weighted average common shares outstanding
Basic	16,733	8,122	16,689	7,436
Diluted	17,186	8,122	17,218	7,436

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock					Accumulated
			Additional			Other	Total
			Paid-In	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Loss	Equity
Balance at December 31, 2006	6,719	$7	$(31,049)	—	$(3,393)	$—	$(34,435)
Accretion of Series A Cumulative Redeemable Convertible Preferred Stock	—	—	(10,127)	—	—	—	(10,127)
Equity based compensation for independent contractor physicians	—	—	3,687	—	—	—	3,687
Equity based compensation for employees	—	—	686	—	—	—	686
Independent contractor physician and employee stock option exercises	2,045	2	1,512	—	—	—	1,514
Common stock re-purchased	(910)	(1)	(10,009)	—	—	—	(10,010)
Common stock re-issued	910	1	10,009	—	—	—	10,010
Warrant exercise	72	—	1	—	—	—	1
Payment of dividend	—	—	—	—	(39,909)	—	(39,909)
Common stock issued in initial public offering	4,000	4	63,236	—	—	—	63,240
Series A Preferred Stock conversion to common stock	3,627	3	61,650	—	—	—	61,653
Excess tax benefit from exercises of stock options	—	—	4,780	—	—	—	4,780
Stock issuance costs	—	—	(4,211)	—	—	—	(4,211)
Net income	—	—	—	—	3,451	—	3,451
Balance at December 31, 2007	16,463	$16	$90,165	$—	$(39,851)	$—	$50,330
Equity based compensation for independent contractor physicians	—	—	(978)	—	—	—	(978)
Equity based compensation for employees	—	—	1,121	—	—	—	1,121
Independent contractor physician and employee stock option exercises	321	1	267	—	—	—	268
Excess tax benefit from exercises of stock options	—	—	3,726	—	—	—	3,726
Stock issuance costs	—	—	(58)	—	—	—	(58)
Repurchase of common shares	(197)	—	—	(1,879)	—	—	(1,879)
Net income	—	—	—	—	7,564	—	7,564
Other comprehensive loss
Foreign currency translation adjustments	—	—	—	—	—	(5)	(5)
Balance at September 30, 2008	16,587	$17	$94,243	$(1,879)	$(32,287)	$(5)	$60,089

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$7,564	$2,166
Adjustments to reconcile net income to net cash provided by operating activities
Non-controlling interest	10	2,091
Provision for doubtful accounts and sales allowance	450	188
Depreciation and amortization	3,357	1,701
Interest and discount amortization	—	26
Loss on disposal of property, plant and equipment	49	12
Equity based compensation for independent contractor physicians	(978)	2,928
Equity based compensation for employees	1,121	408
Deferred income taxes	925	(52)
Changes in operating assets and liabilities, net of acquisition impact:
Accounts receivable	(4,059)	(5,177)
Prepaid expenses	1,536	1,189
Current taxes receivable	920	(1,913)
Other current assets	(214)	(114)
Other assets	—	(5)
Accounts payable	(124)	135
Accrued expenses	1,573	2,100
Current taxes payable	—	(608)
Other current liabilities	230	130
Deferred rent	(37)	(11)
Net cash provided by operating activities	12,323	5,194
Cash flows from investing activities
Purchases of property, plant and equipment	(6,226)	(3,560)
Proceeds from sale of property, plant and equipment	36	—
Payments to acquire patents	(72)	(14)
Cash paid for acquisition, net of cash acquired	(6,531)	—
Purchase of short-term investments	(7,000)	—
Net cash used in investing activities	(19,793)	(3,574)
Cash flows from financing activities
Payments on capital leases	—	(21)
Payments of offering costs	(306)	(674)
Proceeds from stock option exercises	197	1,185
Payments for the re-purchase of common stock	—	(10,010)
Proceeds from the re-issuance of common stock	—	10,010
Excess tax benefit from exercises of stock options	3,726	3,565
Repurchases of common stock	(1,879)	—
Proceeds from the issuance of debt	—	41,000
Payment of debt issuance costs	—	(1,249)
Cash dividends paid	—	(39,909)
Net cash provided by financing activities	1,738	3,897
Net (decrease) increase in cash and cash equivalents	(5,732)	5,517
Cash and cash equivalents
Beginning of period	33,487	5,958
End of period	$27,755	$11,475

Supplemental disclosure of cash flow information
Cash (received) paid for interest	$(400)	$385
Cash (received) paid for income taxes	(662)	1,391

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

VRC also has a wholly owned and consolidated subsidiary, Virtual Radiologic Limited, or VRL, formed under the laws of England and Wales and located in London, England. VRL was formed to facilitate the international expansion of the Company’s business providing teleradiology services and products to customers located outside of the United States.

On October 21, 2008, VRC formed a wholly owned subsidiary, vRad Professional Insurance Ltd., or VPIL, for purposes of insuring the Company’s self insured retention under its medical malpractice insurance policy. VPIL was formed as an exempted Company in the Cayman Islands with limited liability.

The term “Company” as used in this report refers to VRC, its Affiliated Medical Practices and VRL.  VPIL is not yet included with the Company as it was formed subsequent to September 30, 2008.

The Company is involved in the application of various convergent technologies that allow radiologists to remotely diagnose patients and enhance the overall productivity of the radiology profession through a distributed diagnostic network that has been developed by the Company and is integrated into its international virtual private network. The Company serves radiology practices, hospitals, clinics and diagnostic imaging centers by providing diagnostic image interpretations, or reads, 24 hours a day, 365 days a year. The Company’s distributed operating model provides its team of American Board of Radiology-certified radiologists with the flexibility to choose the location from which they work, primarily within the United States, and allows the Company to serve customers located throughout the country. The Company’s services include both preliminary reads, which are performed for emergent care purposes, and final reads, which are performed for both emergent and non-emergent care. The Company provides these services through a scalable communications network incorporating encrypted broadband internet connections and proprietary workflow management software.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The December 31, 2007 balance sheet data has been derived from audited financial statements as of that date, but does not include all footnote disclosures required by GAAP.  However, the Company believes that the disclosures presented are adequate to make the information presented not misleading.

Principles of Consolidation and Basis of Presentation

The Company consolidates its financial results in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. The Company has determined that the Affiliated Medical Practices are VIEs and that VRC is the primary beneficiary of such VIEs, as defined by FIN 46R. The Affiliated Medical Practices were created as the Company’s business expanded for the purpose of facilitating compliance with corporate practice of medicine laws in the various states in which VRC operates. The management of VRC was involved significantly in the design and creation of the VIEs and, with the exception of rendering medical judgments, holds significant influence over their continuing operations. Although VRC holds no legal ownership in the VIEs, as a result of the pricing structure inherent in the management agreements that exist between the entities, VRC will absorb a majority of the VIEs expected future losses and receive a majority of the VIEs expected residual returns. As such, the Company has concluded that VRC is required to consolidate the VIEs. As of September 30, 2008, VRC has funded losses of the VIEs totaling approximately $8.0 million and expects to continue to fund the majority of the losses for the foreseeable future. VRC will only receive residual returns up to the amount of previously recognized losses.

As of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007, the financial statements of VRC have been presented on a consolidated basis to include its variable interests in the Affiliated Medical Practices. In addition, as of September 30, 2008 and December 31, 2007, and for the three and nine months ended September 30, 2008, VRC consolidated VRL, its wholly owned subsidiary.

The effect of the VIEs’ consolidation on the Company’s consolidated balance sheet at September 30, 2008, was an increase in the Company’s assets and liabilities of approximately $9.8 million and $6.7 million, respectively. At December 31, 2007, as a result of consolidating the VIEs, the Company’s assets and liabilities increased by approximately $9.8 million and $4.9 million, respectively. The liabilities of the VIEs consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of the individual or respective VIEs. Likewise, the assets of the VIEs consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets. For the three months ended September 30, 2008, the revenue of the VIEs represented approximately 46%, or $13.3 million of the consolidated revenue of the Company. For the three months ended September 30, 2007, the revenue of the VIEs represented approximately 46%, or $11.1 million, of the consolidated revenue of the Company. For the nine months ended September 30, 2008, the revenue of the VIEs represented approximately 45%, or $35.3 million of the consolidated revenue of the Company. For the nine months ended September 30, 2007, the revenue of the VIEs represented approximately 47%, or $29.4 million, of the consolidated revenue of the Company. Through consolidation, the Company recognizes all net losses of each VIE in excess of the equity of that VIE. The Company recognizes net earnings of each VIE only to the extent it is recovering losses previously recognized with respect to that VIE. Earnings of each VIE in excess of the Company’s previously recognized losses with respect to that VIE are eliminated from the Company’s earnings and are attributed to the respective equity owners of that VIE by recording such earnings as non-controlling interest on the Company’s consolidated financial statements. During the three and nine months ended September 30, 2007, one of the VIEs experienced net income that increased its positive equity position. As a result, for the three and nine months ended September 30, 2007, the Company recognized non-controlling interest expense of approximately $1.8 million and $2.1 million, respectively. During the three and nine months ended September 30, 2008, one of the VIEs experienced net income that increased its positive equity position. As a result, for the three and nine months ended September 30, 2008, the Company recognized non-controlling interest expense of approximately $2,000 and $10,000, respectively.

The consolidated financial statements and the related footnote information presented as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007, represent the consolidated operations of the Company.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarified the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for the Company beginning in the first quarter of fiscal year 2009. The portion not deferred was adopted with no material impact to the Company’s financial assets and financial liabilities that are covered by this pronouncement.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Like of Intangible Assets, this FASB Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of this statement.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

3. Selected Consolidated Financial Statement Information

Short-term Investments

The Company’s short-term investments are classified as held-to-maturity investments. The Company intends and has the ability to hold these investments to maturity, and therefore carries such investments at cost in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cost approximates fair value due to the highly liquid nature of this investment.

	As of	As of
	September 30,	December 31,
	2008	2007
	(in thousands)
Due in one year or less:
Certificates of deposit	$7,000	$—

Property, Plant and Equipment, Net

	As of	As of
	September 30,	December 31,
	2008	2007
	(in thousands)
Equipment	$10,136	$6,390
Software	5,404	3,575
Furniture and fixtures	1,657	1,648
Leasehold improvements	343	345
Other	312	141
Total property, plant and equipment	17,852	12,099
Less: Accumulated depreciation and amortization	6,770	4,086
Property, plant and equipment, net	$11,082	$8,013

Depreciation and amortization related to the property, plant and equipment of the Company was approximately $1.1 million and $650,000 for the three months ended September 30, 2008 and 2007, respectively and approximately $3.0 million and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively.

4. Acquisition

On April 14, 2008, the Company entered into a Membership Interest Purchase Agreement with Diagna Radiology, LLC, or Diagna, and Diagna’s owners, pursuant to which the Company purchased all of the membership interests of Diagna.  Diagna is a teleradiology provider that offers 24-hour a day emergent and non-emergent services including subspecialty expertise in neuroradiology, musculoskeletal and nuclear medicine.  Total consideration for the transaction was approximately $6.6 million, which includes $6.0 million of initial purchase price, $504,000 based on preliminary working capital and $93,000 of initial direct acquisition costs. Diagna’s owners may also receive additional cash consideration of up to an aggregate of $2.2 million to be paid as an earnout within 45 days of the end of each of the first two yearly anniversaries of the closing of the transaction. The earnout payments are to be calculated based upon certain gross profit requirements generated from revenues of Diagna customers during those two periods.

The acquisition of Diagna has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.  Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

The following table presents the preliminary allocation of the purchase price to the acquired assets and liabilities:

(in thousands)
Current assets, including cash of $57,000	$650
Property, plant and equipment	184
Intangible assets	5,198
Goodwill	677
Total assets acquired	6,709

Current liabilities	107
Total liabilities assumed	107

Net assets acquired	$6,602

The acquisition of Diagna results in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Of the approximately $5.2 million of acquired intangible assets, approximately $300,000 was assigned to non-compete agreements with a preliminary estimated economic life of two years and $4.9 million was assigned to customer relationships with a preliminary estimated economic life of ten years.  The economic life attributed to our acquired customer relationships is based on the Company’s historically low attrition rates as well as historically low attrition rates within the industry. Goodwill of $677,000 represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.  Goodwill will not be amortized but instead will be tested at least annually for impairment consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142.

The acquisition was completed on April 15, 2008 and the financial position and results of operations of Diagna have been consolidated with the Company’s consolidated balance sheet, statements of operations and cash flows as of and for the three and nine months ended September 30, 2008. Assuming the acquisition of Diagna had been completed at the beginning of the respective reporting periods, pro-forma revenue would have been $25.3 million and $67.2 million for the three and nine months ended September 30, 2007, respectively, and $29.0 million and $79.7 million for the three and nine months ended September 30, 2008, respectively.  The resulting pro-forma net income would have been $0.5 million and $2.2 million for the three and nine months ended September 30, 2007, respectively, and $3.6 million and $7.4 million for the three and nine months ended September 30, 2008, respectively.  Pro-forma diluted (loss) earnings per common share would have been $(2.22) and $(4.91) for the three and nine months ended September 30, 2007, respectively, and $0.21 and $0.43 for the three and nine months ended September 30, 2008, respectively.  The pro forma information gives effect to actual operating results prior to the acquisition, and makes adjustment for, among other things, additional intangible asset amortization. The actual operating results prior to the acquisition, including the additional intangible asset amortization are tax-effected at the Company’s effective tax rate during the applicable period. These adjustments are subject to change as these initial estimates are refined over time. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The unaudited pro forma financial information is presented for informational purposes only.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

5. Goodwill and Other Intangible Assets

The Company recognized $677,000 of goodwill as a result of the acquisition of Diagna.  In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if indicators of impairment are present.

A summary of intangible assets is as follows:

		As of September 30, 2008			As of December 31, 2007
		(in thousands)
	Estimated Useful Life	Original Cost	Accumulated Amortization	Carrying Value	Original Cost	Accumulated Amortization	Carrying Value
Amortized intangible assets:
Patents	15 years	$347	$(49)	$298	$284	$(32)	$252
Non-compete agreements	2 years	298	(68)	230	—	—	—
Customer relationships	10 years	4,900	(234)	4,666	—	—	—
Total amortized intangbile assets		$5,545	$(351)	$5,194	$284	$(32)	$252

The Company records amortization related to patents and non-compete agreements on a straight line basis over their estimated useful lives of 15 years and 2 years, respectively. The Company also records amortization related to customer relationships over their estimated useful life of 10 years based on the expected future economic benefits of those customer relationships on an accelerated basis. Amortization expense related to intangible assets was approximately $171,000 and $4,000 for the three months ended September 30, 2008 and 2007, respectively, and $319,000 and $12,000 for the nine months ended September 30, 2008 and 2007, respectively.

A summary of estimated future amortization expense is as follows:

Amount
(in thousands)

Three months ending December 31, 2008	$171
Year ending December 31, 2009	1,103
Year ending December 31, 2010	867
Year ending December 31, 2011	682
Year ending December 31, 2012	566
Thereafter	1,805
Total	$5,194

6. Preferred Stock

On May 2, 2005, the Company closed on a sale of shares of its Series A Cumulative Redeemable Convertible Preferred Stock, or Series A Preferred Stock. In connection with the preparation of the Company’s financial statements for the three and nine months ended September 30, 2007 the Company’s Board of Directors established what it believed to be a fair market value of the Company’s Series A Preferred Stock. This determination was based on a variety of factors, including consideration of the Company’s most recent financial performance and future financial projections, consideration of the Company’s position in the industry relative to its competitors, consideration of external factors impacting the value of the Company in its marketplace, consideration of the stock volatility of comparable companies in its industry, general economic trends and the application of various valuation methodologies. The increase in the market value of the Series A Preferred Stock at September 30, 2007 was recorded in the consolidated statements of changes in stockholders’ equity as accretion of Series A Cumulative Redeemable Convertible Preferred Stock in additional paid-in capital and as a decrease in net income available to common stockholders in the consolidated statements of operations as Series A Cumulative Redeemable Convertible Preferred Stock accretion. Each share of Series A Preferred Stock was automatically converted into shares of the Company’s common stock on November 20, 2007, upon the closing of the initial public offering of the Company’s common stock, pursuant to a registration statement on

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Form S-1 at a public offering price of $17.00 per share. As a result, dividends no longer accumulate, and previously accumulated, undeclared and unpaid dividends are no longer payable by the Company.

7. Stock Options and Accounting for Stock-Based Compensation

On September 7, 2007, the Company’s Board of Directors adopted the Amended and Restated Equity Incentive Plan, or the Plan, to consolidate and replace, upon effectiveness of the Company’s initial public offering, equity-based plans previously maintained by the Company.  The primary purpose of combining these plans was to ease the administrative burden associated with administering the Company’s equity-based compensation program. The Plan became effective on November 14, 2007 and increased the total shares authorized and reserved for future issuance to 5,475,000 shares. The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock to the Company’s officers, employees and independent contractors. As of September 30, 2008, there were 2,162,477 options outstanding, which includes 120,000 options granted in May 2007 to members of the Company’s Board of Directors that were not issued pursuant to the Plan.

Stock option activity for employees, directors and independent contractor physicians during the nine months ended September 30, 2008 was as follows:

			Weighted
	Options		Average	Exercise Prices
	Available		Exercise Price	Per Share
	for Grant	Outstanding	Per Share	Ranging From(2)
Balance at December 31, 2007 (1)	616,591	2,284,906	$8.96
Granted	(323,000)	323,000	15.55	$10.20 - $17.75
Exercised	—	(321,100)	1.68	1.00 - 17.00
Forfeited	124,329	(124,329)	10.78	1.00 - 17.75
Balance at September 30, 2008	417,920	2,162,477	10.92
Exercisable at September 30, 2008		562,481	6.22	2.00 - 19.23

(1)	The number of options outstanding includes 120,000 options granted in May 2007 to members of the Company’s Board of Directors that were not issued pursuant to the Plan.

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

Stock-Based Compensation—Employees

For the three and nine months ended September 30, 2008, the Company issued 30,000 and 281,000 options, respectively, to certain employees and directors. The Company recorded approximately $417,000 and $1.1 million in stock-based compensation expense related to employee and director options for the three and nine months ended September 30, 2008, respectively.

SFAS No. 123R requires that the cash retained as a result of the tax deductibility of employee and director share-based awards be presented as a component of cash flows from financing activities in the consolidated statements of cash flows. During the nine months ended September 30, 2008, the Company realized approximately $3.7 million as a result of the tax deductibility of employee and director share-based awards exercised during the period.

Stock-Based Compensation—Physicians

For the three and nine months ended September 30, 2008, the Company issued 11,000 and 42,000 options, respectively, to its affiliated radiologists, who are independent contractor physicians. The Company

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

recorded stock-based compensation income related to these independent contractor physicians’ options of approximately $418,000 and $978,000 for the three and nine months ended September 30, 2008, respectively.

8. Stock Repurchase Program

In August 2008, the Company’s Board of Directors authorized the repurchase of up to $8.0 million of the Company’s outstanding common stock. During the three months ended September 30, 2008, the Company repurchased 197,423 shares of common stock at an average price of $9.49 per share. Total cash consideration for the repurchased stock was approximately $1.9 million. As of September 30, 2008, the remaining authorization under the Company’s stock repurchase program was approximately $6.1 million.

On October 24, 2008 the Company completed this stock repurchase program.  The Company repurchased an aggregate of 944,760 shares at an average purchase price of $8.44 per share. Repurchases took place in the open market and pursuant to trading plans meeting the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934.

9. Commitments and Contingencies

On January 22, 2008, the Company entered into two new license agreements for the provision of network related services that also allow the Company to utilize space in a building in Minnetonka, Minnesota, that houses one of the Company’s data centers. The license agreements commenced on February 15, 2008 and June 1, 2008 and have 36 month terms, expiring in February 2011 and May 2011, respectively. Both license agreements have monthly minimum usage requirements of $10,000 for which the Company is obligated to pay if actual services used do not exceed these minimums. As of September 30, 2008, these service minimums have been recorded as a liability, in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The maximum potential amount of future payments is $605,000 and the current portion of this obligation is $240,000, which is recorded in other current liabilities on the consolidated balance sheet as of September 30, 2008. The non-current portion is recorded in other liabilities on the consolidated balance sheet as of September 30, 2008. This obligation will become due immediately if the Company prematurely terminates either of these license agreements.

Litigation

On July 31, 2007, Merge eMed, Inc., or Merge, filed a complaint against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that the Company willfully infringed on certain of Merge’s patents relating to teleradiology. Merge is seeking treble damages as well as its costs and legal fees in pursuing the action. Merge has asked the court for an injunction, ordering the Company to cease the alleged infringement of their patents, and also that the case be tried before a jury. While the Company is continuing to evaluate Merge’s allegations, it intends to defend against this claim and may incur substantial costs in doing so. On September 14, 2007, the Company filed a Request for Reexamination with the United States Patent and Trademark Office, or PTO, for the patents that Merge has asserted against the Company, asking the PTO to reexamine the validity of the Merge patents based upon certain prior art. The PTO granted the Company’s reexamination request in November 2007. Also in September 2007, the Company filed a motion with the United States District Court for the Northern District of Georgia, Atlanta Division, asking the court to stay the proceeding that Merge has commenced in that court pending the outcome of the PTO reexamination. On December 11, 2007, the court granted the Company’s motion to stay the patent suit pending the outcome of the reexamination. In February 2008, subsequent to the grant of the stay by the court, the Company filed an additional Request for Reexamination with the PTO for these same patents based on additional prior art. On August 28, 2008, the PTO ruled invalid all of the claims in the patents upon which Merge had sued the Company. Merge has not yet responded to the PTO action. The judicial stay of proceedings in the lawsuit continues in effect at this time. The Company has not recognized any expense related to the settlement of this matter as an adverse outcome of this claim is not probable and cannot be reasonably estimated.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

During the quarter ended September 30, 2008, the Company reserved for a medical malpractice lawsuit to which the Company and one if its affiliated radiologists are parties. The Company’s potential obligation with regard to this claim is estimated to exceed the full amount of the Company’s deductible under its professional malpractice liability insurance policy. As a result the Company has recorded a reserve of $350,000 to account for the Company’s obligation under its deductible. This amount is recorded in accrued expenses on the consolidated balance sheet and in sales, general and administrative expense on the consolidated statements of operations as of and for the three and nine months ended September 30, 2008.

During the nine months ended September 30, 2008 the Company received notice of a settlement in a medical malpractice lawsuit to which the Company and one of its’ affiliated radiologists were parties. The Company’s obligation with regard to this settlement totaled $350,000. This amount is recorded in sales, general and administrative expense on the consolidated statements of operations for the nine months ended September 30, 2008. This case is closed and the Company has no further obligations with regard to this matter.

The Company is involved in various other litigation in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2008 and December 31, 2007 the Company’s management believed that the final outcome of these matters would not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

10. Related Party Transactions

The Company has entered into a non-exclusive, non-transferable license agreement for the use of certain image management software from a minority stockholder of the Company. For the three months ended September 30, 2008 and 2007, the Company incurred licensing fees under this contract of approximately $279,000 and $239,000, respectively.  For the nine months ended September 30, 2008 and 2007, the Company incurred licensing fees under this contract of approximately $772,000 and $636,000, respectively.

The following table illustrates the revenues, expenses and cash flows that result from the management and professional service agreements between the related parties described in Note 1.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

VRP professional services revenue from VRC	$6,274	$6,682	$17,186	$17,581
VRC professional services expense to VRP	6,274	6,682	17,186	17,581
VRP professional services revenue from the Professional Corporations	6,672	6,749	17,646	18,418
Professional Corporations professional services expense to VRP	6,672	6,749	17,646	18,418
VRC management fee revenue from the Professional Corporations	6,605	5,346	17,469	14,214
Professional Corporations management fee expense to VRC	6,605	5,346	17,469	14,214
Cash paid for professional services by VRC to VRP	6,274	6,682	17,186	17,581
Cash paid for professional services by the Professional Corporations to VRP	6,672	6,749	17,646	18,418
Cash paid for management fees by the Professional Corporations to VRC	6,605	5,346	17,469	14,214

11. Earnings Per Share

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following table presents the computation of earnings per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007
	(in thousands, except per share data)
Basic and Diluted Earnings per Share
(Two-class Method)
Net income	$3,564	$548		$7,564	$2,166
Less:
Series A Cumulative Redeemable Convertible Preferred Stock accretion	—	(4,950)		—	(25,068)
Cash dividends paid:
Preferred	—	(13,596)		—	(13,596)
Undistributed income (loss)	$3,564	$(17,998)		$7,564	$(36,498)

Distributed Earnings per Share
Cash dividends paid to preferred stockholders	$—	$13,596		$—	$13,596
Weighted average preferred shares outstanding	—	3,627		—	3,627
Distributed earnings per share - Preferred	$—	$3.75		$—	$3.75
Cash dividends paid to common stockholders	$—	$26,313		$—	$26,313
Weighted average common shares outstanding	—	8,122		—	7,436
Distributed earnings per share - Common	$—	$3.24		$—	$3.54

Undistributed Earnings per Share
Basic
Undistributed income (loss)	$3,564	$(17,998)		$7,564	$(36,498)
Series A Preferred ownership on a converted basis	0%	29%		0%	29%
Series A Preferred stockholders interest in undistributed income	$—	$—		$—	$—	(a)
Weighted average Series A Preferred shares	—	3,627		—	3,627
Undistributed earnings per share - Series A Preferred Stock	$—	$—		$—	$—
Undistributed income (loss)	$3,564	$(17,998)		$7,564	$(36,498)
Common ownership	100%	71	%(a)	100%	71	%(a)
Common stockholders interest in undistributed income (loss)	$3,564	$(17,998)		$7,564	$(36,498)
Weighted average common shares outstanding - Basic	16,733	8,122		16,689	7,436
Total basic earnings (loss) per share - Common	$0.21	$(2.22)		$0.45	$(4.91)

Diluted Earnings per Share
(If-converted Method)
Net income (loss) available to common stockholders	$3,564	$(17,998)		$7,564	$(36,498)
Less: Series A Cumulative Redeemable Convertible Preferred Stock accretion	—	—	(b)	—	—	(b)
Net income (loss) used in diluted earnings per share	$3,564	$(17,998)		$7,564	$(36,498)
Weighted average common shares outstanding - Basic	16,733	8,122		16,689	7,436
Convertible preferred stock	—	—	(b)	—	—	(b)
Common share equivalents	453 (d)	—	(c)(d)	529 (d)	—	(c)(d)
Shares used to compute earnings per common share - Diluted	17,186	8,122		17,218	7,436
Total diluted earnings (loss) per share	$0.21	$(2.22)		$0.44	$(4.91)

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(a)                                         Preferred stockholders do not participate in any undistributed losses with common stockholders.

(b)                                        The impact of the assumed conversion of the Series A Preferred Stock has been excluded from the calculation of diluted earnings per share because the effect is anti-dilutive.

(c)                                         Common share equivalents are not included in the diluted earnings per common share calculation for these periods as they are anti-dilutive. Potential common shares totaled approximately 2.0 million and 2.2 million for the three and nine months ended September 30, 2007, respectively.

(d)                                        The calculation of common stock equivalents excludes options to purchase approximately 1.4 million and 1.1 million shares of common stock for the three and nine months ended September 30, 2008, respectively, and approximately 72,000 and 108,000 shares of common stock for the three and nine months ended September 30, 2007, respectively, as a result of their anti-dilutive effect on diluted earnings per share.

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

•                  our ability to recruit and retain qualified radiologists;

•                  our customers’ ability to attract and retain additional radiologists, which may result in a reduction in the volume of reads they send to us;

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

•                  the loss of key members of management and personnel;

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

We continued to focus our growth initiatives on supplementing our core teleradiology business through the expansion of our unique distributed operating model and enhancements to our proprietary workflow management software through the third quarter of 2008. We have also continued to focus on acquiring new customers, attracting and retaining additional radiologists, generating additional sales from existing customers and further penetration into the final read market.

We contracted with 26 net new customers during the three months ended September 30, 2008, which resulted in an additional 39 hospitals and other medical facilities to whom we provide service.  For the nine months ended September 30, 2008, we contracted with 132 net new customers, which resulted in an additional 174 hospitals and other medical facilities. Included in the new customer and facility numbers as of September 30, 2008 are the 42 customers and 54 hospitals and other medical facilities that were added from the acquisition of Diagna Radiology, LLC, or Diagna, on April 15, 2008.  This 32% year-over-year growth in customers brought the total number of customers that we serve to 601 as of September 30, 2008. In addition, we ended the quarter providing service to 978 medical facilities including 915 hospitals, which represents approximately 15% of all hospitals in the United States and results in a 24% year-over-year growth in the number of facilities that we serve.

During the three months ended September 30, 2008, we added 4 radiologists under contract and 10 radiologists providing service.  During the nine months ended September 30, 2008, we added 19 radiologists under contract and 22 radiologists providing service, resulting in 147 radiologists under contract and 134 radiologists providing service as of September 30, 2008.  Included in the new radiologist numbers as of September 30, 2008 are 7 radiologists providing service that came from the Diagna acquisition. We believe that the benefits of our distributed operating model, such as flexible choice of location, predictable schedules and competitive compensation, have allowed us to successfully recruit and retain radiologists.

In addition to our customer and radiologist growth, our read volume grew by 27% to 600,386 total reads during the three months ended September 30, 2008, compared to 473,263 total reads during the three months ended September 30, 2007.  Our read volume grew by 30% to 1,609,274 total reads during the nine months ended September 30, 2008, compared to 1,238,579 total reads during the nine months ended September 30, 2007. Volume retention was 97% for both the three and nine months ended September 30, 2008. The increase in read volume was primarily due to the growth in our customer base along with increased volumes from existing customers and customers acquired in the Diagna acquisition. Approximately 24% and 23% of our revenue from reads for the three and nine months ended September 30, 2008, respectively, was derived from final reads.  The remaining 76% and 77% of our revenue from reads for the three and nine months ended September 30, 2008, respectively, was derived from preliminary reads.

On July 8, 2008, we entered into a multi-year teleradiology services agreement with Lion City Radiology of Singapore to provide preliminary interpretations of CT and MRI images for imaging centers affiliated with Lion City Radiology located in Singapore and the United Arab Emirates.  The agreement also contemplates the provision of final interpretations upon approval by the Singapore Ministry of Health.

The following discussion pertains to our financial position as of September 30, 2008 and December 31, 2007, and our results of operations for the three and nine months ended September 30, 2008 and 2007. Results of the periods are not necessarily indicative of the results to be expected for the complete year.

Basis of Presentation

We consolidate our financial results under the principles of Financial Accounting Standards Board, or FASB, Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. VIEs are those entities which an enterprise funds, and as a result recognizes, a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Our Affiliated Medical Practices were formed as our business expanded to facilitate compliance with the corporate practice of medicine laws in the various states in which VRC operates. Although VRC holds no legal ownership in the Affiliated Medical Practices, as a result of the pricing structure in the management agreements that exist between the entities, between January 1, 2005 and September 30, 2008, VRC funded losses of certain Affiliated Medical Practices totaling $8.0 million. Prior to January 1, 2005, VRC funded no losses of the Affiliated Medical Practices. Further, VRC will only receive residual returns up to the amount of previously recognized losses. In addition, the management of VRC was involved significantly in the design and creation of the Affiliated Medical Practices and, with the exception of rendering medical judgments, holds significant influence over their continuing operations. We have therefore determined that the Affiliated Medical Practices are VIEs and that VRC is their primary beneficiary as defined by FIN 46R. As a result, we have concluded that VRC is required to consolidate the Affiliated Medical Practices. Through consolidation, we recognize all net losses of each Affiliated Medical Practice in excess of the equity of that Affiliated Medical Practice. We recognize net earnings of each Affiliated Medical Practice only to the extent we are recovering losses previously recognized by us with respect to that Affiliated Medical Practice. Earnings of each Affiliated Medical Practice in excess of losses previously recognized by us with respect to that Affiliated Medical Practice are excluded from our earnings and are attributed to the respective equity owners of that Affiliated Medical Practice by recording such earnings as non-controlling interest in our consolidated financial statements. For the three and nine months ended September 30, 2008 certain of our Affiliated Medical Practices experienced net income that resulted in a non-controlling interest expense of approximately $2,000 and $10,000, respectively.

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

Stock Repurchase Program

In August 2008, our Board of Directors authorized the repurchase of up to $8.0 million of our outstanding common stock. During the three months ended September 30, 2008, we repurchased 197,423 shares of our common stock at an average price of $9.49 per share. Total cash consideration for the repurchased stock was approximately $1.9 million. As of September 30, 2008 the remaining authorization under our stock repurchase program was approximately $6.1 million.

On October 24, 2008 we completed our stock repurchase program. We repurchased an aggregate of 944,760 shares at an average purchase price of $8.44 per share. Repurchases took place in the open market and pursuant to trading plans meeting the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934.

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

•                  accounting for stock-based compensation; and

•                  income taxes.

Further information regarding our critical accounting policies is included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2007. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Principles of Consolidation

VRL was formed on November 23, 2007 and is located in London, England. VRL is a wholly owned and consolidated subsidiary of VRC and is included with VRC in the following condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, and statements of operations for the three and nine months ended September 30, 2008.

As described above, we consolidate our financial results in accordance with FIN 46R, which requires a primary beneficiary to consolidate entities determined to be VIEs.  We have determined that VRC is the primary beneficiary of the Affiliated Medical Practices, as defined by FIN 46R, and as a result is required to consolidate the Affiliated Medical Practices.

The following tables show the unaudited condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, and the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2008 and 2007.  The amounts reflected in the eliminations columns of the condensed consolidating financial statements represent affiliated party management and professional fees and non-controlling interest.  The following tables should be read together with our consolidated financial statements and related footnotes included elsewhere in this report.

Condensed Consolidating Balance Sheets

(unaudited)

	As of September 30, 2008
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Cash and cash equivalents	$26,464	$1,291	$—	$27,755
Short-term investments	7,000	—	—	7,000
Other current assets	22,412	11,956	(14,555)	19,813
Non-current assets	17,394	19	(19)	17,394
Total assets	$73,270	$13,266	$(14,574)	$71,962

Current liabilities	$3,502	$21,216	$(14,555)	$10,163
Other non-current liabilities	1,711	—	(19)	1,692
Total liabilities	5,213	21,216	(14,574)	11,855
Non-controlling interest	—	—	18	18
Total stockholders’ equity (deficiency)	68,057	(7,950)	(18)	60,089
Total liabilities and stockholders’ equity	$73,270	$13,266	$(14,574)	$71,962

	As of December 31, 2007
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Cash and cash equivalents	$31,497	$1,990	$—	$33,487
Other current assets	37,178	51,302	(70,890)	17,590
Non-current assets	8,359	19	(19)	8,359
Total assets	$77,034	$53,311	$(70,909)	$59,436

Current liabilities	$19,350	$60,410	$(70,890)	$8,870
Other non-current liabilities	247	—	(19)	228
Total liabilities	19,597	60,410	(70,909)	9,098
Non-controlling interest	—	—	8	8
Total stockholders’ equity (deficiency)	57,437	(7,099)	(8)	50,330
Total liabilities and stockholders’ equity	$77,034	$53,311	$(70,909)	$59,436

Condensed Consolidating Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2008
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$22,285	$26,291	$(19,551)	$29,025
Operating costs and expenses	16,761	26,575	(19,551)	23,785
Operating income (loss)	5,524	(284)	—	5,240
Other income	185	—	—	185
Income (loss) before non-controlling interest and income tax	5,709	(284)	—	5,425
Non-controlling interest expense	—	—	2	2
Income tax expense	1,858	1	—	1,859
Net income (loss)	$3,851	$(285)	$(2)	$3,564

	Three Months Ended September 30, 2007
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$18,320	$24,490	$(18,777)	$24,033
Operating costs and expenses	15,198	23,823	(18,777)	20,244
Operating income	3,122	667	—	3,789
Other expense	(297)	—	—	(297)
Income before non-controlling interest and income tax	2,825	667	—	3,492
Non-controlling interest expense	—	—	1,752	1,752
Income tax expense	1,192	—	—	1,192
Net income	$1,633	$667	$(1,752)	$548

	Nine Months Ended September 30, 2008
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$60,429	$70,138	$(52,301)	$78,266
Operating costs and expenses	47,518	70,983	(52,301)	66,200
Operating income (loss)	12,911	(845)	—	12,066
Other income	450	—	—	450
Income (loss) before non-controlling interest and income tax	13,361	(845)	—	12,516
Non-controlling interest expense	—	—	10	10
Income tax expense	4,936	6	—	4,942
Net income (loss)	$8,425	$(851)	$(10)	$7,564

	Nine Months Ended September 30, 2007
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$48,071	$65,440	$(50,213)	$63,298
Operating costs and expenses	41,524	64,961	(50,213)	56,272
Operating income	6,547	479	—	7,026
Other expense	(190)	—	—	(190)
Income before non-controlling interest and income tax	6,357	479	—	6,836
Non-controlling interest expense	—	—	2,091	2,091
Income tax expense	2,579	—	—	2,579
Net income	$3,778	$479	$(2,091)	$2,166

Revenue Recognition and Allowance for Doubtful Accounts

We sell our services to radiology practices, hospitals, clinics and diagnostic imaging centers, and recognize revenue when a read or service has been completed and we determine that payment for the read or service is reasonably assured. Accounts receivable are recorded at the invoiced amount and generally do not bear interest.

We maintain an allowance for doubtful accounts at a level that our management estimates to be sufficient to absorb future losses due to accounts that are potentially uncollectible. The allowance is based on the current aging of past due accounts, our historical experience, the financial condition of the customer and the general economic conditions of each customer’s market place. Management uses all information available to them in establishing what we believe is an adequate allowance to absorb future losses. While our historical credit losses have not differed materially from our estimates, and we do not currently believe any material changes in estimates are likely in the near future, actual future results could differ materially from current estimates resulting in an increase or decrease in cash flows from receivable collections and/or in the allowance for doubtful accounts and the corresponding provision for bad debt expense. Any such changes in estimates could have a material impact on our consolidated balance sheets, statements of operations and/or cash flows in subsequent periods. We maintained an allowance for doubtful accounts of approximately $422,000 and $328,000 as of September 30, 2008 and December 31, 2007, respectively.

We record an allowance for sales credits that our management estimates to be adequate to cover future sales credits granted which relate primarily to maintaining customer satisfaction with our services. The allowance is based on our historical experience related to sales credits granted. Although we have not historically made any material adjustments to prior period estimates, and we do not anticipate any material impact on future results of operations or cash flows, actual results could differ materially from these estimates resulting in an increase in the allowance for sales credits and the corresponding provision for sales credits. We maintained an allowance for sales credits of approximately $2,000 and $15,000 as of September 30, 2008 and December 31, 2007, respectively.

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

The following table shows the fair value of one share of our common stock and the exercise price of one option granted on all of the stock option grant dates during the nine months ended September 30, 2008 and 2007.

Grant Date	Fair Value of One Share of Common Stock	Exercise Price of One Option Granted
April 1, 2007	$12.00	$12.00
April 2, 2007	12.00	12.00
May 9, 2007	12.00	12.00
May 29, 2007	12.00	12.00
June 20, 2007	19.23	19.23
January 28, 2008	17.55	17.55
February 4, 2008	16.46	16.46
February 27, 2008	17.75	17.75
February 29, 2008	17.38	17.38
April 14, 2008	16.54	16.54
May 7, 2008	14.52	14.52
May 12, 2008	13.40	13.40
May 19, 2008	11.75	11.75
May 30, 2008	10.20	10.20
June 5, 2008	12.49	12.49
June 30, 2008	13.25	13.25
September 4, 2008	12.17	12.17
September 8, 2008	12.86	12.86

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

Factors Affecting Our Results of Operations

Revenue

We generate substantially all of our revenue from the radiology services that we provide to our customers. We provide these services pursuant to contracts that typically have a one-year term and automatically renew for successive one-year terms unless terminated by the customer or by us. The amount that we charge for our radiology services varies by customer and is based upon a number of factors, including the hours of coverage, the number of reads, whether the reads are preliminary reads or final reads, and the technical and administrative services provided. We recognize revenue when a read has been completed and we determine that payment for the read is reasonably assured. We typically bill our customers at the beginning of the month following the month in which the services were provided. Because we primarily contract directly with our customers and are paid directly by our customers, we do not currently materially depend upon payment by third party payers such as Medicare, Medicaid, private insurance or patients.

We have experienced significant revenue growth from $27.0 million in 2005, to $54.1 million in 2006 and $86.2 million for the year ended December 31, 2007. In addition, our revenue grew from $63.3 million for the nine months ended September 30, 2007 to $78.3 million for the nine months ended September 30, 2008. This growth in revenue resulted from:

•                  an increase in our customer base;

•                  an increase in utilization of our services by our customers;

•                  an increase in provision of higher-priced final reads;

•                  high customer retention rates; and

•                  our acquisition of Diagna.

The above factors were partially offset by a decline in our average price per study and a decline in some site volume during the three and nine months ended September 30, 2008.

As of September 30, 2008, our affiliated radiologists provided services to 601 customers serving 978 medical facilities, which included 915 hospitals representing approximately 15% of hospitals in the United States.

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

•                  Physician Stock-Based Compensation Expense.  We record stock-based compensation expense in connection with any award of stock options or other compensatory issuance of shares of our common stock to our affiliated radiologists and include that expense in our consolidated statement of income as part of our professional services expense. We calculate the stock-based compensation expense associated with these awards in accordance with EITF Issue No. 96-18, by determining the fair value using a Black-Scholes model. EITF Issue No. 96-18 requires that the cost of equity instruments issued to these affiliated radiologists be initially measured at their fair value at the date the equity instruments were issued and adjusted over the service period, until vested or forfeited, to their then-current fair value in every subsequent reporting period. Accordingly, if the value of our common stock increases or decreases over a given period, this accounting treatment will generally result in physician stock-based compensation expense that exceeds or is less than the expense we would have recorded if these individuals were employees.

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

Other  Income (Expense)

Other income (expense) consists primarily of non-operating interest income earned on cash balances, investments held in demand deposit accounts and short-term investments, offset from time to time by interest expense on debt that may be outstanding.

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

Trends in Our Business and Results of Operations

Revenue

Our business has grown rapidly since inception. Recently this growth has been driven by an increase in the demand for our services and a corresponding increase in our customer base. We have historically experienced an increase in the utilization of our services by our existing customers, the provision of final reads, a high customer retention rate and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market. Our revenue growth has resulted primarily from increased volumes across a growing customer base. We expect that our customers will continue to contract with us for additional services, including the performance of final reads.

The total number of reads we performed has increased on a quarter-over-quarter basis for the past eight quarters as follows:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2007	2007	2007	2007	2006
Total reads	600,386	538,194	470,694	453,280	473,263	413,167	352,149	309,151
Percentage growth over prior year quarter	26.9%	30.3%	33.7%	46.6%	56.5%	74.1%	90.8%	99.8%

Our volumes are affected by seasonality. While our volumes have continued to grow each year, we typically experience increased demand for our services and higher volume growth during the third quarter of the year. We believe that during that time there are an increased amount of outdoor and transportation activities, which leads to more hospital visits, as well as there being more frequent vacation time taken by our customers’ radiologists. During the first quarter of each year, when weather conditions are colder for a large portion of the United States, we have historically experienced lower volume growth than that experienced during the later half of the year. We expect this seasonality with respect to our volumes to continue. We have also recently seen a lower demand for additional services from our current customers which we attribute to a corresponding decrease in the numbers of hospital admissions, and to two of our large customers’ decision to in source some of the reads they would otherwise send to us. As a result, our operating results may be subject to seasonal fluctuations, which makes our results difficult to predict and could cause our performance to fall short of quarterly expectations. We also expect to derive revenue in the future from contracts we have recently entered into for the licensing of our technology infrastructure and the provision of management and support services, and from the deployment of our services in overseas markets.

In addition, our revenues are affected by fluctuations in the price per study charged to the customers to whom we provide service. We have historically seen the greatest amount of price volatility in plain film reads.  In the nine months ended September 30, 2008 we began to see additional price declines on our preliminary reads and most notably in the CT modality. We expect recent pricing trends to continue, however we anticipate there will be continued quarterly variations and that any negative price trends will be largely offset by continuing improvements in operating efficiencies. The table below illustrates the year over year percentage change in the average revenue per read for lower price plain film reads and all other modalities for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Plain film(1)	(7.6)%	(7.0)%	(7.7)%	(7.1)%
All other modalities(2)	(4.3)%	(1.2)%	(3.9)%	(0.1)%
Total	(5.0)%	(3.3)%	(4.8)%	(2.4)%

(1)  Plain film modality includes all x-ray technology images.

(2)  All other modalities are primarily comprised of CT, MRI and ultrasound images.

Physician Cash Compensation Expense

Since our inception, our physician cash compensation expense has increased each year as we have added more affiliated radiologists to fulfill the increased demand for our services as our business and customer base have grown. However, physician cash compensation expense as a percentage of revenue has generally decreased due to the increased productivity of our affiliated radiologists. During the three months ended September 30, 2008, we saw an increase in physician compensation as a percentage of revenue caused by excess capacity related to lower than anticipated volumes. Also, the increases in productivity by the existing affiliated radiologists have been, and may continue to be, offset, in part, by significant increases in newly engaged affiliated radiologists and the costs associated with the typical 90- to 180-day period during which newly engaged affiliated radiologists obtain necessary state licenses and hospital credentials, and thereafter become accustomed to our workflow technology. We expect that our physician cash compensation expense will continue to increase, but will decrease as a percentage of revenue over time as our expanding base of independent radiologists continues to grow.

Physician Stock-Based Compensation Expense

Physician stock-based compensation expense is a non-cash expense that fluctuates based upon the fair value of our common stock underlying the awards at the close of each reporting period as required by EITF Issue No. 96-18. As the value of an award is based on the underlying value of our common stock, we may record additional expense or income based on fluctuations in that value. Our physician stock-based compensation expense may increase or decrease in future periods if we issue additional options and other stock-based awards to our affiliated radiologists and/or if the value of our common stock increases or decreases. However, the amount of expense or income for any period attributable to physician stock-based compensation fluctuates and is difficult to predict.

Medical Liability Expense

Our medical liability expense has increased each year since inception due to increases in our medical liability insurance premiums primarily associated with the increased volume of reads our affiliated radiologists have performed, but has decreased as a percentage of revenue. We expect this trend will continue.

Sales, General and Administrative Expense

Our sales, general and administrative expense has increased each year since our inception primarily as a result of increased employee compensation expenses in connection with the management, operations, development and maintenance of our expanding business. In addition to increased employee compensation expense, our sales, general and administrative expenses have increased due to increases in expenses relating to information technology, facilities, licensing and credentialing, sales and marketing and other general and administrative expense. We expect sales, general and administrative expense to continue to increase in future periods as a result of expenses associated with the management of our expanding business and as a result of expenses related to being a public company, including legal and accounting fees and costs incurred in complying with the Sarbanes-Oxley Act of 2002. We also anticipate that in the near term our sales, general and administrative expense as a percentage of revenue will increase, however, we believe that this expense will decrease as a percentage of revenue over time.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Professional services	44.4	48.9	44.9	51.2
Physician cash compensation	44.5	43.7	44.6	44.8
Physician stock-based compensation	(1.5)	3.6	(1.3)	4.6
Medical liability expenses	1.4	1.6	1.6	1.8
Sales, general and administrative	33.1	32.6	35.4	35.0
Depreciation and amortization	4.4	2.7	4.3	2.7
Total operating costs and expenses	81.9	84.2	84.6	88.9
Operating income	18.1	15.8	15.4	11.1
Interest income (expense), net	0.6	(1.2)	0.6	(0.3)
Non-controlling interest expense(1)	— (1)	7.3	— (1)	3.3
Income tax expense	6.4	5.0	6.3	4.1
Net income	12.3	2.3	9.7	3.4
Cash dividends paid on preferred stock	—	(56.6)	—	(21.5)
Series A Cumulative Redeemable Convertible
Preferred Stock accretion	—	(20.6)	—	(39.6)
Net income (loss) available to common stockholders	12.3%	(74.9)%	9.7%	(57.7)%

(1) Non-controlling interest for the three and nine months ended September 30, 2008 represents less than 0.1% as a percentage of revenue.

Comparison of the Three Months Ended September 30, 2008 and September 30, 2007

Revenue

	Three Months Ended
	September 30,		Change
	2008	2007	In Dollars	Percentage
	(dollars in thousands)
Revenue from reads	$28,653	$23,809	$4,844	20.3%
Other revenue	372	224	148	66.1
Total revenue	$29,025	$24,033	$4,992	20.8%

The 20.8% increase in revenue for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, resulted primarily from an increase in the number of customers to whom we provided services and increased volume from existing customers, which was partially offset by a 5.0% decline in our average price per read. The number of customers to whom we provide services increased to 601 as of September 30, 2008, from 457 as of September 30, 2007. The number of medical facilities to whom we provide services increased to 978 as of September 30, 2008, from 787 as of September 30, 2007. Same site volume growth increased approximately 1% for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Same site volume growth measures the percentage increase in the number of reads over the comparable prior year period generated by a facility that has been under contract for at least three months at the beginning of the measurement period and remains a customer throughout that period.

Operating Costs and Expenses

Professional Services

	Three Months Ended	Percentage	Three Months Ended	Percentage	Change
	September 30, 2008	of Revenue	September 30, 2007	of Revenue	In Dollars	Percentage
			(dollars in thousands)
Physician cash compensation expense	$12,908	44.5%	$10,498	43.7%	$2,410	23.0%
Physician stock-based compensation (income) expense	(419)	(1.5)	875	3.6	(1,294)	(147.9)
Medical liability expense	410	1.4	375	1.6	35	9.3
Professional services	$12,899	44.4%	$11,748	48.9%	$1,151	9.8%

The 9.8% increase in professional services expense for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, resulted primarily from an increase in physician cash compensation expense associated with our increased number of affiliated radiologists and an increase in the total number of reads performed by our radiologists together with additional medical liability insurance premiums.  This increase was partially offset by a decrease in non-cash physician stock-based compensation which resulted from the declining price of our stock during the quarter ended September 30, 2008. For the three months ended September 30, 2008, the number of physicians performing reads increased 26.4%, from 106 as of September 30, 2007 to 134 as of September 30, 2008. The increase in physician cash compensation expense as a percentage of revenue from 43.7% for the three months ended September 30, 2007 to 44.5% for the three months ended September 30, 2008 resulted primarily from excess capacity caused by lower than expected volumes during the three months ended September 30, 2008 from the factors described in “Trends in Our Business and Results of Operations - Revenue” above. We believe that this is a short term trend and that while physician cash compensation expense will continue to increase as we continue to grow, it will decrease as a percentage of revenue over time.

Sales, General and Administrative

	Three Months Ended	Percentage	Three Months Ended	Percentage	Change
	September 30, 2008	of Revenue	September 30, 2007	of Revenue	In Dollars	Percentage
			(dollars in thousands)
Sales, general and administrative	$9,600	33.1%	$7,842	32.6%	$1,758	22.4%

The 22.4% increase in sales, general and administrative expense for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, resulted from increased expenses for employee compensation, sales and marketing, information technology, licensing and credentialing and other general and administrative expense.

•                  Employee Compensation.  Our employee compensation expense increased from $4.6 million for the three months ended September 30, 2007 to $4.7 million for the three months ended September 30, 2008. This resulted primarily from an increase in non-cash employee stock based compensation expense and the hiring of additional administrative and operations personnel to manage, operate and maintain our business.  The increase in non-cash employee stock-based compensation expense relates primarily to an increase in the number of options outstanding as of September 30, 2008 and the increase in the fair value of those options when they were granted.  These increases were partially offset by a decrease in performance-based bonus compensation. As of September 30, 2008, the number of non-sales and marketing employees increased 7.6% over September 30, 2007. Employee compensation expense as a percentage of revenue was 16.3% and 19.0% for the three months ended September 30, 2008 and 2007, respectively.

•                  Sales and Marketing.  Our sales and marketing expenses increased from $627,000 for the three months ended September 30, 2007 to $1.2 million for the three months ended September 30, 2008. The 91.4% increase resulted primarily from additional compensation expense related to an increased number of sales and marketing personnel. As of September 30, 2008, the number of sales and marketing personnel increased 52.2% over September 30, 2007. Sales and marketing expenses as a percentage of revenue were 4.0% and 2.6% for the three months ended September 30, 2008 and 2007, respectively.

•                  Information Technology.  Our information technology expense increased from $492,000 for the three months ended September 30, 2007 to $861,000 for the three months ended September 30, 2008. The 75.0% increase resulted from additional provisioning and maintenance costs for communications bandwidth and additional software transactional costs associated with increased study volumes. Information technology expense as a percentage of revenue was 3.0% and 2.0% for the three months ended September 30, 2008 and 2007, respectively.

•                  Licensing and Credentialing.  Our licensing and credentialing related expenses increased from $229,000 for the three months ended September 30, 2007 to $346,000 for the three months ended September 30, 2008. The 51.1% increase relates primarily to the amount and timing of initial and renewal license applications for our affiliated radiologists. This increase was partially offset by the comparatively lower costs of renewal applications. Licensing and credentialing related expenses as a percentage of revenue were 1.2% and 1.0% for the three months ended September 30, 2008 and 2007, respectively.

•                  Other General and Administrative.  Our other general and administrative expenses increased from $1.9 million for the three months ended September 30, 2007 to $2.5 million for the three months ended September 30, 2008. The 31.6% increase resulted primarily from a charge for our deductible due to adverse developments on a medical malpractice claim and an increase in travel expenses.  These increases were partially offset by reduction in legal expenses and shipping costs for the three months ended September 30, 2008 when compared to the three months ended September 30, 2007.  Additionally, we experienced increases in outside accounting expenses and filing fees related to the costs of being a public company, as well as increases in corporate insurance expense, repairs and maintenance expense and other facilities related expenses resulting from the growth in our business. Other general and administrative expenses as a percentage of revenue were 8.6% and 8.0% for the three months ended September 30, 2008 and 2007, respectively.

The increase in sales, general and administrative expense as a percentage of revenue was due primarily to the increase in sales and marketing expense, additional provisioning and maintenance costs for communications bandwidth and the accrual for our deductible related to adverse developments on a medical malpractice claim during the quarter ended September 30, 2008.  We believe that sales, general and administrative expenses, including the costs related to being a public company, will increase as we continue to grow. We also anticipate that in the near term our sales, general and administrative expense as a percentage of revenue will increase, however, we believe that this expense will decrease as a percentage of revenue over time.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased from $654,000 for the three months ended September 30, 2007 to $1.3 million for the three months ended September 30, 2008. This 98.8% increase was due primarily to the additional capital equipment purchased for our operations and the amortization of customer relationship and non-compete intangible assets, which resulted from our acquisition of Diagna. We believe that depreciation and amortization expense will increase in the future. Depreciation and amortization expense as a percentage of revenue was 4.4% and 2.7% for the three months ended September 30, 2008 and 2007, respectively.

Interest (Expense) Income, Net.  Interest (expense) income, net, increased from expense of $297,000 for the three months ended September 30, 2007 to income of $185,000 for the three months ended September 30, 2008. This increase in interest income relates primarily to the interest earned on the proceeds from our initial public offering and the fact that we had no debt outstanding during the three months ended September 30, 2008.

Non-Controlling Interest Expense.  Through consolidation, we recognize all net losses of the Affiliated Medical Practices in excess of the equity of the Affiliated Medical Practices. During the three months ended September 30, 2007, VRP experienced net income that increased its positive equity position and, as a result, we recognized non-controlling interest expense of $1.8 million. During the three months ended September 30, 2008, one of the Affiliated Medical Practices experienced net income that increased its positive equity position. As a result, for the three months ended September 30, 2008, we recognized non-controlling interest expense of $2,000.

Income Tax Expense.  Income tax expense increased from $1.2 million for the three months ended September 30, 2007 to $1.9 million for the three months ended September 30, 2008, which resulted primarily from an increase in pre-tax net income for VRC of approximately $2.8 million for the three months ended September 30, 2007 to approximately $5.7 million for the three months ended September 30, 2008. The increase in income tax expense was partially offset by a $405,000 research and development tax credit VRC was able to utilize during the three months ended September 30, 2008. As previously discussed, we consolidate our financial results in accordance with FIN 46R. However, for income tax purposes, VRC is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices. As a result, tax losses of the Affiliated Medical Practices are not available to offset taxable income of VRC. The difference in the consolidated group for financial statement purposes and tax purposes, combined with the valuation allowances established for deferred tax assets related to net operating loss carryforwards of certain of the Affiliated Medical Practices, also contributed to the increase in income tax expense for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The totality of these factors resulted in an effective tax rate of 34.3% for the three months ended September 30, 2008 compared to a rate of 68.5% for the three months ended September 30, 2007.

Preferred Stock Accretion.  Preferred stock accretion decreased from $5.0 million for the three months ended September 30, 2007 to zero for the three months ended September 30, 2008. All shares of our Series A Preferred Stock were converted to common stock upon closing of our initial public offering in November 2007, and as a result, there was no further recognition of preferred stock accretion or decretion for the three months ended September 30, 2008.

Comparison of the Nine Months Ended September 30, 2008 and September 30, 2007

Revenue

	Nine Months Ended
	September 30,		Change
	2008	2007	In Dollars	Percentage
	(dollars in thousands)
Revenue from reads	$77,215	$62,760	$14,455	23.0%
Other revenue	1,051	538	513	95.4
Total revenue	$78,266	$63,298	$14,968	23.6%

The 23.6% increase in revenue for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, resulted primarily from an increase in the number of customers to whom we provide services and increased volume from existing customers, which was partially offset by a 4.8% decline in our average price per read. The number of customers to whom we provided services increased to 601 as of September 30, 2008, from 457 as of September 30, 2007. The number of medical facilities to whom we provide services increased to 978 as of September 30, 2008, from 787 as of September 30, 2007. Same site volume growth increased approximately 7% for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.

Operating Costs and Expenses

Professional Services

	Nine Months Ended	Percentage	Nine Months Ended	Percentage	Change
	September 30, 2008	of Revenue	September 30, 2007	of Revenue	In Dollars	Percentage
			(dollars in thousands)
Physician cash compensation expense	$34,933	44.6%	$28,379	44.8%	$6,554	23.1%
Physician stock-based
compensation (income) expense	(978)	(1.3)	2,928	4.6	(3,906)	(133.4)
Medical liability expense	1,221	1.6	1,127	1.8	94	8.3
Professional services	$35,176	44.9	$32,434	51.2	$2,742	8.5%

The 8.5% increase in professional services expense for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, resulted from increases in physician cash compensation expense associated with our increased number of affiliated radiologists and a significant increase in the number of reads performed by radiologists together with additional medical liability insurance premiums. These increases were partially offset by the decrease in non-cash physician stock-based compensation expense. For the nine months ended September 30, 2008, the number of physicians performing reads increased 26.4%, from 106 as of September 30, 2007 to 134 as of September 30, 2008. The decrease in non-cash physician stock-based compensation expense relates primarily to the decreased fair value of our common stock during the first nine months of 2008. We believe that physician cash compensation expense will increase as we continue to grow, but will decrease as a percentage of revenue.

Sales, General and Administrative

	Nine Months Ended	Percentage	Nine Months Ended	Percentage	Change
	September 30, 2008	of Revenue	September 30, 2007	of Revenue	In Dollars	Percentage
			(dollars in thousands)
Sales, general and administrative	$27,667	35.4%	$22,137	35.0%	$5,530	25.0%

The 25.0% increase in sales, general and administrative expense for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, resulted from increased expenses for employee compensation, sales and marketing, information technology and other general and administrative expense, partially offset by a decrease in licensing and credentialing costs.

•                  Employee Compensation.  Our employee compensation expense increased from $12.6 million for the nine months ended September 30, 2007 to $14.2 million for the nine months ended September 30, 2008. The 12.7% increase resulted primarily from the hiring of additional administrative and operations personnel to manage, operate and maintain our business, and an increase in non-cash employee stock-based compensation expense.  These increases were partially offset by a decrease in performance-based bonus compensation. As of September 30, 2008, the number of non-sales and marketing employees increased 7.6% over September 30, 2007. The increase in non-cash employee stock-based compensation expense relates primarily to an increase in the number of options outstanding as of September 30, 2008 and the increase in the fair value of those options when they were granted.  Employee compensation expense as a percentage of revenue was 18.1% and 20.0% for the nine months ended September 30, 2008 and 2007, respectively.

•                  Sales and Marketing.  Our sales and marketing expenses increased from $2.1 million for the nine months ended September 30, 2007 to $3.0 million for the nine months ended September 30, 2008. The 42.9% increase resulted primarily from additional compensation expense related to an increased number of sales and marketing personnel. As of September 30, 2008, the number of sales and marketing personnel increased 52.2% over September 30, 2007. Sales and marketing expenses as a percentage of revenue were 3.8% and 3.4% for the nine months ended September 30, 2008 and 2007, respectively.

•                  Information Technology.  Our information technology expense increased from $1.4 million for the nine months ended September 30, 2007 to $2.1 million for the nine months ended September 30, 2008. The 50.0% increase resulted from additional provisioning costs for communications bandwidth and additional software transactional costs associated with increased study volumes. Information technology expense as a percentage of revenue was 2.7% and 2.2% for the nine months ended September 30, 2008 and 2007, respectively.

•                  Licensing and Credentialing.  Our licensing and credentialing related expenses decreased from $1.2 million for the nine months ended September 30, 2007 to $1.1 million for the nine months ended September 30, 2008. The 8.3% decrease relates primarily to the amount and timing of initial and renewal license applications for our affiliated radiologists, and was aided by the comparatively lower costs of renewal applications. Licensing and credentialing related expenses as a percentage of revenue were 1.4% and 1.9% for the nine months ended September 30, 2008 and 2007, respectively.

•                  Other General and Administrative.  Our other general and administrative expenses increased from $4.8 million for the nine months ended September 30, 2007 to $7.3 million for the nine months ended September 30, 2008. The 52.1% increase resulted primarily from  the settlement of a medical malpractice claim and a charge for our deductible due to adverse developments on another medical malpractice claim, an increase in travel expense and a bad debt charge.  Additionally, we experienced increases in outside accounting, legal and board of director fees relating to the costs of being a public company, as well as increases in hiring expenses, corporate insurance expense, repairs and maintenance expense and other facilities-related expenses resulting from the growth in our business. Other general and administrative expenses as a percentage of revenue were 9.4% and 7.5% for the nine months ended September 30, 2008 and 2007, respectively.

We believe that sales, general and administrative expenses, including the costs related to being a public company, will increase as we continue to grow. We also anticipate that in the near term our sales, general and administrative expense as a percentage of revenue will increase, however, we believe that this expense will decrease as a percentage of revenue over time.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased from $1.7 million for the nine months ended September 30, 2007 to $3.4 million for the nine months ended September 30, 2008. This 100.0% increase was primarily due to the increase in depreciation expense related to additional capital equipment purchased for our operations and the amortization of customer relationship and non-compete intangible assets resulting from our acquisition of Diagna. We believe that depreciation and amortization expense will increase in the future. Depreciation and amortization expense as a percentage of revenue was 4.3% and 2.7% for the nine months ended September 30, 2008 and 2007, respectively.

Interest (Expense) Income, Net.  Interest (expense) income, net, increased from expense of $190,000 for the nine months ended September 30, 2007 to income of $450,000 for the nine months ended September 30, 2008. This increase in interest income relates primarily to the interest earned on the proceeds from our initial public offering and the fact that we had no debt outstanding during the nine months ended September 30, 2008.

Non-Controlling Interest Expense.  Through consolidation we recognize all net losses of the Affiliated Medical Practices in excess of the equity of the Affiliated Medical Practices. During the nine months ended September 30, 2007, VRP experienced net income that changed VRP’s equity position to a positive equity position and, as a result, we recognized non-controlling interest expense of $2.1 million. During the nine months ended September 30, 2008, one of the Affiliated Medical Practices experienced net income that increased its positive equity position. As a result, for the nine months ended September 30, 2008, we recognized non-controlling interest expense of $10,000.

Income Tax Expense.  Income tax expense increased from $2.6 million for the nine months ended September 30, 2007 to $4.9 million for the nine months ended September 30, 2008, which resulted primarily from an increase in pre-tax net income for VRC of approximately $6.4 million for the nine months ended September 30, 2007 to approximately $13.4 million for the nine months ended September 30, 2008. The increase in income tax expense was partially offset by a $405,000 research and development tax credit VRC was able to utilize during the nine months ended September 30, 2008. As previously discussed, we consolidate our financial results in accordance with FIN 46R. However, for income tax purposes, VRC is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices. As a result, tax losses of the Affiliated Medical Practices are not available to offset taxable income of VRC. The difference in the consolidated group for financial statement purposes and tax purposes, combined with the valuation allowances established for deferred tax assets related to net operating loss carryforwards of certain of the Affiliated Medical Practices, resulted in the increase in income tax expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The totality of these factors resulted in an effective tax rate of 39.5% for the nine months ended September 30, 2008 compared to a rate of 54.4% for the nine months ended September 30, 2007.

Preferred Stock Accretion.  Preferred stock accretion decreased from $25.1 million for the nine months ended September 30, 2007 to zero for the nine months ended September 30, 2008. All shares of our Series A Preferred Stock were converted to common stock upon closing of our initial public offering in November 2007, and as a result, there was no further recognition of preferred stock accretion or decretion for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

Our financial position included cash and cash equivalents of $27.8 million and $11.5 million at September 30, 2008 and 2007, respectively. We have historically funded our operations from cash flows generated from our operating activities, by proceeds generated from the sale of our stock, and to a lesser extent from borrowings under our revolving credit facilities previously in place.

The reported changes in cash and cash equivalents for the nine months ended September 30, 2008 and 2007 are summarized below:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$12,323	$5,194
Net cash used in investing activities	(19,793)	(3,574)
Net cash provided by financing activities	1,738	3,897
(Decrease) increase in cash and cash equivalents	$(5,732)	$5,517

Cash Flows from Operating Activities

For the nine months ended September 30, 2008, we generated $12.3 million of net cash from operating activities from net income of $7.6 million. Our net cash from operating activities during this period included cash inflows of $1.5 million as a result of a decrease in prepaid expenses related to the amortization of prepaid medical liability insurance premiums, $920,000 as a result of a decrease in current taxes receivable and $1.6 million as a result of an increase in accrued expenses related primarily to an increase in accrued professional services expense.  These inflows were partially offset by cash outflows of $4.1 million related to an increase in accounts receivable resulting primarily from the growth in our business. In addition, we had non-cash charges of $3.4 million for depreciation and amortization, $925,000 as a result of an increase in deferred income taxes and $143,000 for stock-based compensation.

For the nine months ended September 30, 2007, we generated $5.2 million of net cash from operating activities from net income of $2.2 million. Our net cash provided by operations during this period included an increase in our accounts receivable of $5.2 million, which resulted primarily from the growth in our business and a $1.9 million increase in current taxes receivable as a result of a projected taxable loss for the year ended December 31, 2007. In addition, the net cash provided by operating activities included an increase in accrued expenses of $2.1 million resulting primarily from an increase in professional services compensation, and a decrease in prepaid expenses of $1.2 million resulting primarily from the amortization of our prepaid medical malpractice insurance.

Cash Flows from Investing Activities

Net cash used in investing activities was $19.8 million for the nine months ended September 30, 2008, which resulted primarily from outflows of $6.5 million for the acquisition of Diagna, $7.0 million for the purchase of a short-term investment and $6.2 million in capital expenditures associated with purchases of equipment and continued investment in our information technology infrastructure.

Net cash used in investing activities was $3.6 million for the nine months ended September 30, 2007. The cash used was primarily for capital expenditures associated with the purchase of equipment and continued investment in our information technology infrastructure.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2008. Our net cash provided by financing activities included retained cash of $3.7 million as a result of tax benefits generated by the disqualified disposition of stock options during the period and $198,000 of net proceeds from the issuance of common stock relating to the exercise of stock options. These inflows were partially offset by $1.9 million paid for the repurchase of our common stock and $306,000 for payments of costs related to our initial public offering.

Net cash provided by financing activities was $3.9 million for the nine months ended September 30, 2007. Our net cash provided by financing activities included an increase of $3.6 million as a result of tax benefits generated by the disqualified disposition of stock options during the period. In addition, cash flows from financing activities included net proceeds from the issuance of common stock of $1.2 million that resulted from the exercise of stock options and warrants during the period, and payments related to the costs associated with our anticipated initial public offering of $674,000. Our net cash provided by financing activities also included an increase of $41.0 million related to the incurrence of debt under the term loan under our previous Senior Credit Facility, which was partially offset by an approximately $1.2 million decrease in cash provided by financing activities resulting from the payment of debt issuance costs and an approximately $39.9 million decrease resulting from the payment of a dividend declared by our Board of Directors.

Future Liquidity Requirements

We believe that our cash balances, including the proceeds from our initial public offering and the expected cash flow from operations, will be sufficient to fund our operating activities, working capital and capital expenditure requirements for the foreseeable future. We expect our long-term liquidity needs to consist primarily of working capital and capital expenditure requirements. We intend to fund these long-term liquidity needs from cash generated from operations along with cash generated by potential future financing transactions. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result.

Contractual Obligations and Commitments

On January 22, 2008, we entered into two new license agreements for the provision of network related services that allow us to utilize space in a building in Minnetonka, Minnesota, that houses one of our data centers. The license agreements commenced on February 15, 2008 and June 1, 2008 and have 36 month terms, expiring in February 2011 and May 2011, respectively. Both license agreements have monthly minimum usage requirements of $10,000 for which we are obligated to pay if actual services used do not exceed these minimums. These service minimums have been recorded as a liability as of September 30, 2008, in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FASB Staff Position, or FSP, FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The maximum potential amount of future payments is $605,000 and the current portion of this obligation is $240,000, which is recorded in other current liabilities on the consolidated balance sheet as of September 30, 2008.  The non-current portion is recorded in other liabilities on the consolidated balance sheet as of September 30, 2008. This obligation will become due immediately if we prematurely terminate either of the license agreements.

We did not have any current or future capital lease commitments as of September 30, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarified the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for us beginning in the first quarter of fiscal year 2009. The portion not deferred was adopted with no material impact to our financial assets and financial liabilities that are covered by this pronouncement.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Like of Intangible Assets,  this FASB Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of this statement.

ITEM 3.                             Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

As of September 30, 2008, we did not have significant exposure to foreign currency exchange rates as substantially all of our transactions are denominated in U.S. dollars. VRL’s functional currency is the British pound; however, as of and for the three and nine months ended September 30, 2008, VRL’s operations were not significant and did not have a material impact on our consolidated results of operations or financial position.

Interest Rate Market Risk

Our cash is invested in bank deposits, demand deposit accounts and certificates of deposit denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, other current assets, trade accounts payable, accrued expenses and customer deposits approximate fair value because of the short period of time to their maturity.

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

PART II – Other Information

ITEM 1.                             Legal Proceedings

We have included information about legal proceedings in Note 9 of our Notes to Consolidated Financial Statements, which is incorporated herein by reference.  On August 28, 2008, the United States Patent and Trademark Office, or PTO, upon completion of our requested re-examination ruled invalid all claims in both of the patents upon which Merge eMed, Inc., or Merge, had sued us as described in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007.   Merge has not yet responded to the PTO action.  The judicial stay of proceedings in the lawsuit continues in effect at this time.

ITEM 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2007, we completed an initial public offering of 4,600,000 shares of our common stock. Gross proceeds from the offering were $78.2 million, including $68.0 million to the Company and $10.2 million to selling stockholders.

On April 14, 2008 we entered into an agreement to purchase Diagna Radiology, LLC, or Diagna, an Idaho-based teleradiology provider for total consideration of approximately $6.6 million, which includes $6.0 million of initial purchase price, $504,000 for estimated working capital and $93,000 in initial direct acquisition costs.  Diagna’s owners may also receive additional cash consideration of up to an aggregate of $2.2 million to be paid as earn-out payments to be made over two years. We used cash proceeds from our initial public offering to finance this purchase.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Value that May Yet Be Purchased Under the Plan (in thousands)
August 7, 2008 - August 13, 2008	69,704	$10.61	69,704	$7,300
September 15, 2008 - September 30, 2008	127,719	8.87	197,423	6,100
October 1, 2008 - October 24, 2008	747,337	8.16	944,760	—
Total	944,760	$8.44	944,760	$—

In August 2008, our Board of Directors authorized the repurchase of up to $8.0 million of our outstanding common stock. On October 24, 2008 we completed our stock repurchase program.  Repurchases took place in the open market and pursuant to trading plans meeting the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934.

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

Signature	Title	Date

/s/ Sean O. Casey, M.D.	Chief Executive Officer and Chairman	November 3, 2008
Sean O. Casey, M.D.	of the Board of Directors (Principal
Executive Officer)

/s/ Leonard C. Purkis	Chief Financial Officer (Principal	November 3, 2008
Leonard C. Purkis	Financial and Accounting Officer)