Form 10-K
period 2008-12-31
Virtual Radiologic CORP
filed 2009-02-20
CIK 1361579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $73,167,242 based on the closing sale price of such shares on the Nasdaq Global Market on such date.

As of February 16, 2009, 15,867,062 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

The Registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2008, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this annual report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, in particular, statements about our plans, objectives, strategies and prospects regarding, among other things, our business and results of operations. These statements involve a number of risks, uncertainties and other factors that could cause actual results, performance or achievements of Virtual Radiologic Corporation to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Statements that are not historical facts and statements of expectations or future beliefs in this annual report on Form 10-K are forward-looking statements that involve certain risks, uncertainties and assumptions including the risks set forth in Item 1A — Risk Factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. Except as required by applicable law, Virtual Radiologic Corporation undertakes no duty to update these forward-looking statements due to new information or as a result of future events.

ITEM 1.	Business

Overview

Virtual Radiologic Corporation is a leading provider of teleradiology services throughout the United States and we have recently begun expanding to serve customers in international markets. We provide radiologic interpretations, or reads, for emergency and routine care cases through the utilization of a scalable communications network incorporating encrypted broadband internet connections and proprietary workflow management software. We serve our customers — radiology practices, hospitals, clinics and diagnostic imaging centers — by providing reads 24 hours a day, 365 days a year. Our distributed operating model provides our team of American Board of Radiology-certified radiologists with the flexibility to choose the location from which they work and allows us to serve customers located around the world.

We provide our customers a way to improve service levels, streamline underlying practice economics and enhance physician efficiency, without sacrificing the quality of patient care. We assist our customers by providing them with access to subspecialty-trained radiologists to perform reads 24 hours a day. We support our customers when their workloads increase during the day and relieve the burden of performing reads overnight, during holidays, on weekends and other difficult-to-staff times. We believe this allows our customers the ability to provide seamless patient care and to better attract and retain radiologists in their practices.

We have recently begun to license the use of our proprietary radiology workflow engine, vRad Enterprise Connectsm, and provide operations support services to large radiology practices, hospital systems and academic medical facilities around the world. The utilization of our proprietary teleradiology platform and radiology workflow engine, along with our operational support services enables customers to extend their services, enhance ancillary revenue and increase radiologist efficiency.

We were incorporated in Minnesota in 2003 and reincorporated in Delaware in 2005. Our headquarters is located at 5995 Opus Parkway, Suite 200, Minnetonka, Minnesota 55343, and our telephone number is (952) 392-1100.

In this report, Virtual Radiologic Corporation is sometimes referred to as “VRC.” Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. are collectively referred to as the “Professional Corporations.” Virtual Radiologic Professionals, LLC, or VRP, and the Professional Corporations are collectively referred to as the “Affiliated Medical Practices.” VRC has two wholly owned and consolidated subsidiaries; Virtual Radiologic Limited, or VRL, formed under the laws of the England and Wales and located in London, England and vRad Professional Insurance Ltd., or VPIL, formed as an exempted company in the Cayman Islands with limited liability. The terms “Company,” “we,” “us,” and “our” as used in this report refer to VRC, its Affiliated Medical Practices, VRL and VPIL.

Our Service Offerings

We serve our customers by providing teleradiology services through our proprietary workflow management software and radiologist reading applications, and by licensing the use of our internally developed technology infrastructure and operations support services.

Teleradiology.  We provide radiologic interpretations for a broad range of digital diagnostic imaging modalities, including CT, MRI and ultrasound. Diagnostic radiology aids in the diagnosis and treatment of injuries, diseases and other medical conditions by interpreting images of the human body. Our affiliated radiologists collectively have the expertise, including subspecialty fellowship training, necessary to permit them to read all diagnostic imaging modalities, including CT, MRI, ultrasound, nuclear medicine, Positron Emission Tomography, or PET, and x-ray technology modalities. Currently, almost all of the reads performed by our affiliated radiologists are CT, MRI, ultrasound, nuclear medicine and x-ray technology modalities.

We generally contract with radiology practices to provide coverage for the hospitals that are their customers; although, in some instances, we contract directly with hospitals. Our affiliated radiologists typically perform the reads from their home offices using a high-speed encrypted internet connection that connects them to our network.

Off-Hours and Daytime Services.  We provide coverage to our customers 24 hours per day, 365 days a year. We offer daytime service typically between the hours of 8 a.m. to 5 p.m., local time, Monday through Friday, and off-hours service between the hours of 5 p.m. to 8 a.m., local time, Monday through Friday, and 24 hours a day service on weekends and holidays. A majority of the services that we provide are preliminary reads performed during off-hours for hospital emergency rooms during evenings, nights and weekends. We also provide our customers with emergent final reads in lieu of or ancillary to preliminary reads, as well as final reads performed for routine daytime coverage for non-emergent purposes. We assist our customers’ own radiology practices by providing them with additional capacity to meet their patient demand and additional coverage for periods when their own radiologists may be on vacation or otherwise unavailable due to illness or emergency. Our affiliated radiologists also provide subspecialty capabilities that may not otherwise be available to our customers.

Preliminary and Final Reads: Report Delivery.  A preliminary read is intended primarily to address an emergent condition, or those requiring prompt medical attention. Preliminary reads may be less detailed than final reads, since they are intended to address emergent symptoms and must be available in a short period of time. A final read is a definitive read relating to a radiographic image and requires a more thorough review of a patient’s clinical history and comparison of the current radiographic images with any earlier images, if available. A final read report typically contains detailed findings, including an analysis of the images with measurements of each abnormality found and a diagnosis of the condition evidenced by the images. Final reads are not typically delivered for emergency treatment and, therefore, the traditional industry turnaround time between receipt of the patient images and delivery of a final report is ordinarily not as critical to patient care.

The generally accepted turnaround time for preliminary reads is 30 minutes, while the generally accepted turnaround time for final reads is 72 hours. Using voice recognition dictation systems, we are generally able to provide preliminary reads that closely resemble the contents of a final read. We typically provide preliminary and final reads in emergent care settings within approximately 20 minutes from receipt of order. We typically provide final reads in non-emergent cases within 24 hours from receipt of patient images. Final reads, unlike preliminary reads, may be reimbursed by Medicare, Medicaid and other third party payers. However, in order to comply with applicable rules and regulations, reads must generally be performed by U.S.-based radiologists.

Technology Infrastructure.  We license the use of our proprietary radiology workflow engine, vRad Enterprise Connectsm, and provide operations support services to large radiology practices, hospital systems and academic medical facilities. The use of our licensed technology infrastructure and operations support services provides customers with the ability to schedule, organize, assign, track and report on thousands of reads every day. The utilization of our proprietary teleradiology platform and radiology workflow engine, along with our operational support services enables customers to extend their services, enhance ancillary revenue and increase radiologist efficiency.

Our Operations

Our Affiliated Radiologists.  As of December 31, 2008, we had 134 affiliated radiologists who were providing services for us, and an additional 10 radiologists who had entered into contracts with us but had not yet begun serving our customers. We structure our relationships with our affiliated radiologists in a manner that we believe results in an independent contractor relationship, and VRC and the Professional Corporations have no control over the reads rendered by the radiologists or their independent judgment concerning the practice of medicine. In addition, we do not prescribe a location from which our affiliated radiologists must work and do not limit the other professional activities of our affiliated radiologists, other than prohibiting them from working for a competitor engaged in teleradiology.

We typically enter into two-year professional services contracts with our affiliated radiologists that automatically renew unless terminated by either party pursuant to the terms of the agreement. We offer the option to work a full schedule or a partial schedule and the contracts generally provide for an agreed upon work schedule, typically between approximately 1,600 to 2,200 hours per year. In addition, we offer them the ability to obtain real-

time consultations through our “virtual reading room” from their colleagues while working on-line, providing an opportunity to take advantage of the collaborative benefits of a hospital-based practice without certain interruptions or distractions ordinarily associated with such a practice.

Recruitment of Radiologists.  Our goal is to recruit highly qualified radiologists who are certified by the American Board of Radiology. We schedule our recruitment of radiologists to match our anticipated case study volumes, and assist our new radiologists in obtaining the required state medical licenses and hospital credentials. Our affiliated radiologists undergo an extensive screening process that involves a pre-screening test, personal interviews with several of our staff members at our headquarters and a review of the candidate’s credentials and prior experience, including whether the candidate has been subject to malpractice claims. As of December 31, 2008, 34 of our affiliated radiologists had held the position of chief resident during their residency, 101 of our affiliated radiologists had received subspecialty fellowship training and nine of our affiliated radiologists held part-time academic appointments.

Our compensation policies target the average radiologist compensation at traditional private radiology practices and are designed to accommodate varying levels of productivity including the ability to earn performance-based compensation. We also offer our affiliated radiologists the opportunity to obtain equity ownership in VRC through our equity incentive plan. We believe our compensation model assists us in recruiting radiologists because it permits us to accommodate our affiliated radiologists’ professional practice of medicine and their personal lifestyle choices.

Licensing and Credentialing.  Our affiliated radiologists are required to hold a current license in good standing to practice medicine from each of the states in which they read and from which they receive radiologic images. In addition, our affiliated radiologists are required to have credentials at each hospital from which those images originate. Licensing procedures and requirements vary according to each state’s laws and regulations governing the issuance of medical licenses. These procedures typically include an extensive application process that covers significant aspects of the applicant’s professional and personal life. In addition, to maintain a license to practice medicine in a given state, the state will often require the physician to undergo continuing education and training, and to maintain minimum thresholds of medical liability insurance. To comply with these requirements, we obtain the necessary primary source verification documentation for each of our affiliated radiologists for them to have VRP credentials. We then share these credentials with other hospitals.

The credentialing requirements of hospitals may vary significantly. However, hospitals that are accredited by The Joint Commission (formerly referred to as the Joint Commission on Accreditation of Healthcare Organizations) are only permitted to rely upon the information and procedures from other Joint Commission-accredited institutions. We have been a Joint Commission-accredited entity since 2004. As a result, hospitals can accept our verified credentialing information and procedures without duplicating our verification processes, thus significantly reducing the expense and period of time before we can begin providing reads for those hospitals.

Due to these requirements, and because we were serving 1,026 medical facilities as of December 31, 2008, our affiliated radiologists are each licensed to practice medicine in an average of 24 states and each can perform reads at an average of 183 hospitals.

Network and Workflow Overview.  We deliver our services to our customers through a workflow process that utilizes public network infrastructures, virtual private networks, or VPNs, our web-based radiology information system, or RIS, and proprietary workflow technologies. Our network has been designed to be secure, scalable, efficient and reliable. The following is a description of our workflow process:

•	Site Implementation — In conjunction with each new customer implementation, our site-implementation engineers establish firewall permissions for customer access to our web-based RIS and configure a VPN circuit to transfer digital imaging and communications. Upon successful testing of the image transfers and order entry functions, the customer may begin to use our services.

•	Requisition of Reads — When a radiological procedure is performed, the radiology technologist at the hospital transmits the patient images to us. A corresponding order is created within our web-based RIS that is accessible on the technologist’s computer screen at the hospital.

•	Image Transmission and Assignment — Radiological images and related data are directed via encrypted transmission to an affiliated radiologist that is properly licensed and credentialed.

•	Reports and Delivery — Our affiliated radiologists are presented with orders on their work list based on aging, examine the images and use the voice recognition dictation system integrated with our RIS to dictate a detailed report. When the report has been completed, the radiologist electronically signs the report, which immediately posts the report on our RIS screen located at the facility for viewing and simultaneously faxes the report to the proper destinations at the hospital.

•	Quality Assurance Processes — We have a Quality Assurance, or QA, Committee composed entirely of affiliated radiologists who are responsible for providing the professional peer review function for our medical practice, thereby reviewing the quality of the reads performed by our affiliated radiologists.

•	Technical Infrastructure — We have designed, implemented and maintained our technical infrastructure to be reliable, secure and scalable. We operate our production infrastructure from our data center locations utilizing multiple internet connections with diverse routing and redundant network, server and storage processing equipment with failover capability.

•	HIPAA Compliance/Disaster Recovery — Our network architecture and technical infrastructure are designed to comply with the requirements of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. In accordance with HIPAA requirements, we also maintain a disaster recovery program in case of disaster or extended electrical outage at our headquarters.

•	Operations Center — We maintain a staffed operations center 24 hours everyday that performs and manages all non-physician functions, including receiving orders and images, monitoring the status of orders and turnaround times, confirming report delivery and facilitating any necessary direct communication between our affiliated radiologists and hospital staff.

•	Systems and Network Administration — We employ information technology professionals to continually monitor and maintain our systems and network and to provide technical support to our customers.

•	Software Development — We employ software development engineers to improve and enhance our existing workflow solutions, including development of new products and solutions that will enable us to more efficiently and effectively serve our customers. Our proprietary software and workflow solutions are subject to pending patent applications.

Sales.  Our direct sales force is our primary means of selling our services. We employ field sales professionals who are organized by geographic regions in the United States. Our sales professionals focus their efforts on selling our services to radiology practices, hospitals, clinics and diagnostic imaging centers. In addition, we have acquired, and we expect to continue to acquire, new customers as a result of referrals from our existing customers. In compliance with applicable federal and state anti-kickback legislation, we do not compensate our customers or others for referrals.

Marketing.  Through our marketing efforts, we seek to build customer and radiologist awareness of our brand, service offerings and value propositions and to generate qualified sales leads. We focus our marketing efforts on lead generation programs, brand awareness activities, participation in and sponsorship of radiology events and trade shows, and developing our external website.

Customers and Customer Service

We generally seek to enter into customer contracts with a two-year term that automatically renew for successive terms unless earlier terminated pursuant to the terms of the contract. Our customer contracts specify the agreed upon coverage periods and whether preliminary and/or final reads will be provided. We charge an agreed upon per-read fee that, subject to certain conditions, may be changed by our customers or us by providing advance notice. Invoices sent by us to our customers generally must be paid within 45 days of receipt. Subject to certain exceptions, our customer contracts provide that we are their exclusive provider of teleradiology services during the agreed upon hours of coverage. After we sign a contract with a customer, we assign one of our dedicated client implementation managers to serve as the primary liaison during installation and for all ongoing service issues.

As of December 31, 2008, we provided services to 621 customers serving 1,026 medical facilities. None of our customers represent more than 10% of our annual revenue.

Competition

The market for teleradiology is highly competitive, rapidly evolving and fragmented, and is subject to changing technology and market dynamics. The market has recently experienced, and is expected to continue to experience, competitive pricing pressure. We compete directly with both large and small-scale service providers who offer local, regional and national operations. We believe that our principal competitor is Nighthawk Radiology Holdings, Inc, a publicly-traded company.

We compete to attract and retain relationships with customers and radiologists in different ways:

•	Customers — We compete to attract and retain customers primarily through the quality of our services, the reliability of our coverage, the ability to perform preliminary and final interpretations, the number, quality and subspecialty expertise of our affiliated radiologists and on price.

•	Radiologists — We compete to attract and retain radiologists primarily through the flexibility in lifestyle we offer, cash and equity compensation, the administrative support services we offer, our radiologist technology applications and systems, and our reputation.

Corporate Structure

VRC was formed through a merger between Virtual Radiologic Consultants, Inc., a Minnesota corporation, and Virtual Radiologic Consultants, Inc., a Delaware corporation, that was consummated on May 2, 2005. On January 1, 2006, Virtual Radiologic Consultants, Inc., a Delaware corporation and the surviving entity in the merger, changed its name to Virtual Radiologic Corporation. VRC has two wholly owned and consolidated subsidiaries; VRL, formed under the laws of the England and Wales and located in London, England and VPIL, formed as an exempted company in the Cayman Islands with limited liability.

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

Our services are provided to our customers by VRC and the Professional Corporations. VRC contracts with our customers for the provision of our services in those jurisdictions in which we believe that it is lawful for a business corporation to contract for the provision of medical services, including providing reads. The services we provided directly through contracts between VRC and our customers represented $58.0 million, or 54% of our revenues for the year ended December 31, 2008. In those states in which only a physician-owned professional corporation may contract to provide medical services, the Professional Corporations contract with our customers to provide teleradiology services. The Professional Corporations collectively hold customer contracts that represented $48.5 million, or 46% of our revenues for the year ended December 31, 2008.

As of December 31, 2008, VRP was owned by Dr. Sean Casey, Dr. Eduard Michel, Dr. Gary Weiss and Dr. David Hunter. Dr. Casey is currently the Chairman of the Board of VRC, and Dr. Michel is the Medical Director of VRC and is a member of the Board of Directors of VRC. Drs. Casey, Michel, Weiss and Hunter are each stockholders of VRC.

Pursuant to management services agreements between VRC and each of the Affiliated Medical Practices, VRC licenses its technology infrastructure, which it owns, and provides all of the management services necessary for the operations of each of the Affiliated Medical Practices. Each of the Professional Corporations pays VRC a management fee in consideration of these services. In addition, VRC and each of the Professional Corporations have contracted with VRP for the provision of physician services to fulfill customer contracts held by VRC and the Professional Corporations. In consideration of these services, VRC and the Professional Corporations pay VRP a fee intended to cover the cost of physician compensation paid to our affiliated radiologists and the cost of medical malpractice insurance. Fees paid by VRC to VRP for the provision of physician services are made in consideration of the management fee owed to VRC by VRP. The management and professional services fees are established annually by the Board of Directors of VRC and the Manager of the Affiliated Medical Practices.

Governmental Regulation and Oversight

The healthcare industry is highly regulated. Our ability to operate profitably will depend in part upon the ability of us, our affiliated radiologists and our customers to obtain and maintain all necessary licenses and other approvals to comply with applicable healthcare regulations. We believe that healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law, and we are likely to be required to modify our operations from time to time as the business and regulatory environment changes. Although we believe that we are operating in compliance with applicable federal and state laws, many aspects of our current and anticipated business operations have been the subject of specific judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations. Future changes in healthcare regulation are difficult to predict and may constrain or require us to restructure our operations, which could negatively impact our business and operating results.

Physician Licensure Laws.  The practice of medicine, including the practice of radiology and teleradiology, is subject to state licensure laws, regulations and approvals. Physicians located in one state who provide professional medical services to a patient located in another state via a telemedicine system must ordinarily hold a valid license to practice medicine in both the state where the physician is located and the state in which the patient is located. We have established a system for ensuring that our affiliated radiologists are appropriately licensed under applicable state law. If we are unable to obtain proper physician licenses or hospital credentials on behalf of our affiliated radiologists, or if our affiliated radiologists lose those licenses or credentials, our business, financial condition and results of operations may be negatively impacted.

Corporate Practice of Medicine.  Generally, corporate practice of medicine laws prohibit anyone but a duly licensed physician from exercising control over the medical judgments or decisions rendered by another physician. Given that general prohibition, some states permit a business corporation to hold, directly or indirectly, customer contracts for the provision of medical services, including radiology and teleradiology, and to own a medical practice that provides such services, provided that only physicians exercise control over the medical judgments or decisions of other physicians. Other states, including more populous states such as New York, Illinois, Texas, California and certain others, have more specific and stringent prohibitions. In such states, not only must the individual physician be licensed, but the medical practice by whom the physician is employed or engaged as an independent contractor must itself be licensed or otherwise qualified to do business. Moreover, the laws of such states prohibit anyone but a physician who is duly licensed in such state from owning any interest in a medical practice that is incorporated or doing business in such state or the state of incorporation. Failure to comply with these laws could have material and adverse consequences, including the judicially sanctioned refusal of third party payers to pay for services rendered, the absolute right of customers to immediately repudiate the contract for services, malpractice claims against the provider, and possibly the hospital, based upon violation of a statute designed to protect the public, as well as civil or criminal penalties.

We believe that we are in compliance with the corporate practice of medicine laws in each state in which our Affiliated Medical Practices and affiliated radiologists provide medical services. Each of our Affiliated Medical Practices is duly licensed or qualified as a medical practice or foreign corporation in the states where such license or qualification is required. Each of our Affiliated Medical Practices is wholly owned by a physician who is properly licensed in the state where such license is required. We do not exercise control over the medical judgments or decisions of our affiliated radiologists. While we believe we are in compliance with the requirements of the corporate practice of medicine laws in each state where our Affiliated Medical Practices and our affiliated radiologists provide services, these laws and their interpretations are continually evolving and may change in the future. Moreover, these laws and their interpretations are generally enforced by state courts and regulatory agencies that have broad discretion in their enforcement. If our arrangements with our affiliated radiologists or our customers are found to violate state laws prohibiting the practice of medicine by general business corporations or fee splitting, our business, financial condition and ability to operate in those states could be adversely affected.

Fee Splitting.  Many states have also enacted laws prohibiting a physician from splitting fees derived from the practice of medicine with anyone else. We believe that the management, administrative, technical and other non-medical services we provide to each of our Affiliated Medical Practices for a service fee does not constitute fee splitting. Our belief notwithstanding, these laws and their interpretations also vary from state to state and are also enforced by state courts and regulatory authorities that have broad discretion in their enforcement. If our arrangements with our affiliated radiologists or our customers are found to violate state laws prohibiting the practice of medicine by general business corporations or fee splitting, our business, financial condition and ability to operate in those states could be adversely affected.

Medicare and Medicaid Reimbursement Programs.  While a significant majority of our affiliated radiologists are located within the United States, and are therefore generally eligible to submit to Medicare and state Medicaid programs for reimbursement for services performed, a small number of them are located outside of the United States, consisting of 5 radiologists as of December 31, 2008. Professional radiology interpretation services performed from a location outside of the United States are generally not reimbursable by the Medicare program and certain state Medicaid programs. Since Medicare and state Medicaid programs will only reimburse for a final read, none of the preliminary reads that are provided by our affiliated radiologists are reimbursable. Instead, we derive our revenue from the service fees paid to us or our Affiliated Medical Practices by our customers and from the management fees paid to us by our Affiliated Medical Practices. Where our affiliated radiologists provide final reads that are reimbursable under these programs, our business model generally provides that we are still paid service fees by our customer who accepts reassignment and bears the risk of loss of reimbursement. As a result, our service fees do not fluctuate or change based solely on changes in Medicare or Medicaid reimbursement levels.

Medicare reimbursement rules generally provide that the proper Medicare carrier to pay physician claims is the Medicare carrier for the region in which the physician or practice providing the service is located rather than the Medicare carrier for the region in which the patient receiving the services is located. Many of our affiliated radiologists are located in a Medicare region that is different from the Medicare region in which the patient and treating hospital are located. It may be necessary for our customers to enroll with additional Medicare carriers in order to properly submit claims for reimbursement. Alternatively, we may submit those claims. Under such circumstances, we would continue to be paid service fees by our customers, but would remit to them any funds that we received from Medicare. In order to accomplish this, it is necessary that we and our affiliated radiologists properly comply with the Medicare carrier claims submission procedures and properly remit funds to our customers. The Center for Medicare and Medicaid Services, or CMS, has recently stated that for certain interpretation services provided to certain customers, reimbursement will be based upon the location of the interpreting physician, yet that reimbursement will be made by the Medicare carrier for the region in which the patient and facility are located. Whether this policy will be expanded to other types of interpretation services and facilities is unclear. See “Risk Factors — Medicare and Medicaid rules governing reassignment of payments could affect our customers’ ability to collect fees for services provided by our affiliated radiologists and our ability to market our services to our customers.”

Federal False Claims Act.  The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has knowingly made a false statement or knowingly used a false record to have a claim approved. The Federal False Claims Act further provides that a lawsuit brought under that act may be initiated in the name of the United States by an individual who was the original source of the allegations, known as the relator. Actions brought under the Federal False Claims Act are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government and the court. Therefore, it is possible that lawsuits have been filed against us of which we are unaware. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of the violator.

Historically, our customers, and not us, had billed and received payments from Medicare and/or Medicaid for the professional services provided by our affiliated radiologists. In some instances, our customers and affiliated radiologists indicated that the practice location where the professional services occurred was the same as the address of the medical facility where the image was obtained for the purposes of submitting the applicable claims for reimbursement. It is possible that CMS may take the position that claims submitted for reimbursement indicating the practice location as the same as the address of the medical facility where the image was obtained were not properly filed and, in such event, the Federal False Claims Act may be implicated. In 2006 and 2007, we revised our billing practices and we, instead of our customers, began in most cases to submit claims for reimbursement to Medicare and Medicaid directly. In those claims, we identify the practice location as the location where the image is interpreted by our affiliated radiologists and we remit the collected proceeds to our customers.

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

Federal and State Anti-kickback Prohibitions.  Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or with the purpose to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or with the purpose to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce, the referral of patients to private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from participating in federal or state healthcare programs. We believe that we are operating in compliance with applicable federal and state anti-kickback laws and that our contractual arrangements with our customers are structured in a manner that is compliant with such laws. Enforcement of federal and state anti-kickback laws could affect our business, operations or financial condition.

Physician Self-Referral Prohibitions.  The federal physician self-referral statute, known as the “Stark” statute, prohibits a physician from making a referral for certain designated health services, including radiology services, to any entity with which the physician has a financial relationship, unless there is an exception in the statute that allows the referral. The entity that receives a prohibited referral from a physician may not submit a bill to Medicare for that service. Federal courts have ruled that a violation of the Stark statute, as well as a violation of the federal anti-kickback law described above, can serve as the basis for a Federal False Claims Act suit. Many state laws prohibit physician referrals to entities with which the physician has a financial interest, or require that the physician provide the patient notice of the physician’s financial relationship before making the referral. Violation of the Stark statute can result in substantial civil penalties for both the referring physician and any entity that submits a claim for a healthcare service made pursuant to a prohibited referral. We believe that all of our customer arrangements are in compliance with the Stark statute. However, these laws could be interpreted in a manner inconsistent with our operations. Federal or state self-referral regulation could impact our arrangements with certain customers.

Medicare Anti-Markup Rule.  CMS has recently finalized certain anti-markup rules relating to diagnostic tests paid for by the Medicare program. The anti-markup rules are generally applicable where a physician or other supplier bills for the technical component or professional component of a diagnostic test that was ordered by the physician or other supplier (or ordered by a party related to such physician or other supplier through common ownership or control), and the diagnostic test is performed by a physician that does not share a practice with the billing physician or other supplier. If the anti-markup rule applies to a diagnostic test, then the reimbursement provided by Medicare to a billing physician or other supplier for that transaction may be limited. Because our affiliated radiologists do not order diagnostic tests, and no party under common control with either us or our Affiliated Medical Practices orders diagnostic tests, we believe that the anti-markup rule does not apply to the professional services our affiliated radiologists perform. However, this rule could be subject to an interpretation that affects the amounts either we or our customers may be reimbursed by Medicare for professional diagnostic interpretations.

Health Insurance Portability and Accountability Act of 1996.  HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with individuals or entities who have been excluded from participation in the Medicare or Medicaid programs. We perform background checks on our affiliated radiologists and we do not believe that we engage or contract with any excluded individuals or entities. However, a finding that we have violated this provision of HIPAA could have a material adverse effect on our business and financial condition.

HIPAA also establishes several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payers of healthcare services. These provisions are intended to punish some of the same conduct in the submission of claims to private payers as the Federal False Claims Act covers in connection with governmental health programs. We believe that our services have not historically been provided in a way that would place either our clients or ourselves at risk of violating the HIPAA anti-fraud statutes, including those in which we may be considered to receive an indirect reimbursement because of the reassignment by us to our customers of the right to collect for final reads. We have entered into agreements and, may in the future enter into agreements with hospitals that are subject to an integrity order by the U.S. Department of Health and Human Services Office of the Inspector General, or HHS-OIG, that requires the hospital to ensure that each subcontractor to the hospital fully complies with HIPAA and the terms of the integrity order, including written policies and procedures assuring compliance, and subjects each subcontractor to audit at the determination of the HHS-OIG. We could be vulnerable to prosecution under these statutes if any of our customers deliberately or recklessly submits claims that contain false, misleading or incomplete information.

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

The administrative provisions of HIPAA direct the federal government to adopt national electronic standards for automated transfer of certain healthcare data among healthcare payers, plans and providers. HIPAA is designed to enable the entire healthcare industry to communicate electronic data using a single set of standards. We are a “covered entity” under HIPAA and, as such, we must operate in compliance with the electronic transaction code standards, privacy standards and security standards. We are also a “business associate” under HIPAA because we perform services for or on behalf of other covered entities. We have developed policies, procedures and systems for handling patient health information that we believe are in compliance with the requirements of HIPAA. We also have recently undergone a HIPAA Risk Assessment and Audit conducted by an independent third party. The results of the audit showed us to be in full compliance with all applicable HIPAA requirements; however, any future non-compliance with HIPAA or state or federal regulations concerning the privacy and security of patient information may adversely affect our business, financial condition or operations.

Federal Deficit Reduction Act of 2005.  The Federal Deficit Reduction Act of 2005, or the DRA, requires medical providers receiving more than $5.0 million in annual Medicaid payments from a specific state to establish certain written policies to be disseminated to that provider’s employees, contractors and agents. The written policies required by the DRA include information about the Federal False Claims Act, administrative remedies under the Program Fraud Civil Remedies Act, state and local laws regarding false claims for those localities in which the practice operates, and the protections given to whistleblowers under such laws. We believe that we are not currently subject to the informational and educational mandates of the DRA because we do not now receive more than the requisite amount of Medicaid payments from any state; however, we have developed written policies and procedures addressing the requirements of the DRA and we believe that we will be able to efficiently comply with the DRA’s requirements in the event that the DRA becomes applicable to us.

Intellectual Property

Our principal intellectual property assets include our brand, our proprietary business processes and our proprietary software technology. We rely on trade secret and unfair competition laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect these assets. As of December 31, 2008, we have filed seven provisional patent applications, one utility patent application and one international patent application covering certain aspects of our business processes and proprietary workflow software, and one foreign patent application, and we may file additional applications in the future. We have copyrights to our proprietary software programs and may federally register these copyrights in the future.

We enter into confidentiality and proprietary rights agreements with our employees, affiliated radiologists, consultants and other third parties, and we control access to our software, documentation and other proprietary information.

We currently hold a non-exclusive, non-transferable license for certain image management software that we use in our workflow from Fujifilm Medical Systems U.S.A., or Fujifilm, a minority stockholder of VRC. Under the terms of the revised licensing agreement, Fujifilm agrees to provide maintenance, support and updates for the licensed software. When we update or enhance certain features of our workflow system, we are dependent upon Fujifilm to make corresponding enhancements to the licensed software in order to accommodate our enhancements. In the event that Fujifilm fails, or is unable, to make any such enhancements to the licensed software, our ability to effectively update and enhance our workflow system could be limited. The license agreement currently provides for a one year term that automatically renews, unless earlier terminated. Under the terms of the licensing agreement, either party may terminate the agreement for cause upon 30 days’ written notice and opportunity to cure. Fees paid under this agreement are calculated on a per read basis and vary depending on the modality of the read. Additionally, these per-read fees may be reduced if, at our option, we choose to guarantee an aggregate minimum amount of fees to Fujifilm. Through December 31, 2008, we have incurred approximately $4.0 million in licensing fees under this agreement and prior licensing agreements with Fujifilm.

Employees and Independent Contractors

As of December 31, 2008, we had 241 employees. None of our employees are covered by labor agreements or affiliated with labor unions. As of December 31, 2008, we had 134 affiliated radiologists providing services to our customers, each of whom is an independent contractor with VRP. We consider our relationships with our employees and these affiliated radiologists to be satisfactory.

Website

Our website is www.virtualrad.com and can be used to access, free of charge, through the investor relations section, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission, or the SEC. Our website also contains certain of our governance policies. The information on our website is not incorporated as a part of this report. The public can also obtain copies of these reports by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov.

ITEM 1A.	Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business, financial condition or results of operations.

The number of reads we perform may be affected by a general decline in economic conditions.

The willingness and ability of our customers to both enter into new services agreements with us and send reads to us under existing agreements depends on a number of factors, including broader economic conditions and perceptions of such conditions by our customers. For example, our revenues are highly dependent upon emergency department patient volumes, which can and have varied alongside general economic conditions. Generally, patients may seek to delay medical treatment as a reaction to a general downturn in the economy, which in turn may affect the number of scans that are read by our affiliated radiologists. A continued difficult economic environment may lead to fluctuations in patient volume and the willingness of our customer radiologists to send us reads, and a corresponding effect on our periodic operating results.

The industry in which we operate is highly competitive and has experienced pricing pressure, which may result in reduced revenue and reduced market share.

The market for teleradiology is intensely competitive. We expect competition will intensify in the future, since barriers to entry for any licensed radiologist are not significant and the necessary technology is reasonably accessible. We compete directly with both large and small-scale service providers who offer local, regional and national operations. We believe that our principal competitor is Nighthawk Radiology Holdings, Inc., a publicly traded company. Certain of our competitors, including Nighthawk Radiology Holdings, Inc., may be better known in the marketplace. Many of our competitors may offer their services at a lower price, which results in pricing pressure. If we are unable to maintain our current pricing, our operating results could be negatively impacted. Moreover, pricing pressures and increased competition could result in reduced revenue and reduced profits.

In addition, if one or more of our competitors were to merge or partner with another of our competitors (for example, Nighthawk Radiology Holdings, Inc. acquired our other previous principal competitor, The Radlinx Group, in 2007) or if companies larger than us enter the market through internal expansion or acquisition of one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. These competitors could establish customer relationships and greater financial, technical, sales, marketing and other resources than we have, and could be able to respond more quickly to new or emerging technologies or devote greater resources to the development, promotion and sale of their services. This competition could harm our ability to sell our services, which could lead to lower prices, reduced revenue and, ultimately, reduced market share.

Our inability to effectively manage our growth could adversely affect our business and our operating results.

We are currently experiencing a period of rapid growth in the scale of our business and operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We also anticipate that further growth will be required to address increases in the scope of our operations and size of our customer base. Our success will depend in part upon the ability of our current senior management team to effectively manage this growth. Our management will be required to devote considerable time to this process, which will reduce the time our management will have to implement our business and expansion plans.

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

We may in the future become subject to intellectual property rights claims, which could harm our business and operating results.

The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third party technologies that are incorporated into some elements of our services, which typically provide that the licensor will indemnify us against infringement claims by third parties. However, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, which may significantly harm our competitive position and decrease our revenues.

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

Pursuant to hospital policies, each of our affiliated radiologists must be granted credentials to practice at each hospital from which the radiologist receives radiological images and, pursuant to state regulations, each of our affiliated radiologists must hold a license in good standing to practice medicine in the state in which the hospital is located and in the state in which the doctor is located. The requirements for obtaining and maintaining hospital credentials and state medical licenses vary significantly among hospitals and states. If a hospital or state restricts or impedes the ability of physicians located outside that particular state to obtain credentials or a license to practice medicine at that hospital or in that state, the market for our services could be reduced. For the year ended December 31, 2008, approximately 43.3% of our revenues from reads were generated from customers located in: New York (10.0%), Texas (7.8%), California (7.2%), Massachusetts (7.0%), Missouri (5.8%), and Illinois (5.5%). Thus, any change in the requirements for obtaining and maintaining physician licenses and hospital credentials in those states in particular could have an adverse effect on our results of operations. While we maintain a staff of specially trained employees to process the necessary applications to obtain these licenses and credentials, any delay in obtaining new licenses or credentials could create a shortage of affiliated radiologists available to perform reads for a particular customer. In addition, any loss of existing credentials or medical licenses held by our affiliated radiologists could impair our ability to serve our existing customers and could have a material adverse effect on our business, financial condition and results of operations.

If our affiliated radiologists are characterized as employees, we would be subject to employment and withholding liabilities.

Through our Affiliated Medical Practices, we structure our relationships with our affiliated radiologists in a manner that we believe results in independent contractor relationships, not employee relationships. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. If tax or regulatory authorities or state or federal courts were to determine that our affiliated radiologists are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our affiliated radiologists are our employees would materially harm our business and operating results, including potential violations of corporate practice of medicine laws.

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

We are dependent upon our engagement with a physician who is properly licensed to oversee our medical practice.

Our success depends largely upon the engagement of a physician who is licensed to practice medicine in the jurisdictions relevant to the Affiliated Medical Practices. Dr. Eduard Michel, M.D., currently serves as Medical Director of VRC and oversees the clinical aspects of VRP. The loss of Dr. Michel could result in a time-consuming search for a replacement, and could distract our management team from the day-to-day operations of our business.

We are also dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and directors. The loss of any member of the management team could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.

We may not be able to effectively recruit executives to fill these positions and, even if we are successful, integrating these new executives may prove difficult and time-consuming. The search for replacements for any of our executives could be time consuming and could distract our management team from the day-to-day operations of our business.

As a result of our corporate structure, we are highly dependent upon our Affiliated Medical Practices, which we do not own.

We provide our services through contracts between our customers and us and through contracts between our customers and six of our Affiliated Medical Practices. However, we do not own our Affiliated Medical Practices. As of December 31, 2008, VRP, one of our Affiliated Medical Practices, was owned by Dr. Sean Casey, Dr. Eduard Michel, Dr. Gary Weiss and Dr. David Hunter. In addition, as of December 31, 2008, each of our other Affiliated Medical Practices was also wholly owned by Dr. Sean Casey. While the ownership of our Affiliated Medical Practices is subject to certain restrictions contained in management agreements between VRC and each of them, any change in our relationship, whether resulting from a dispute between the entities or their respective owners, a change in government regulation, or the loss of these Affiliated Medical Practices, could impair our ability to provide services and could have a material adverse affect on our business, financial condition and operations.

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

Interruptions or delays in our or our customers’ information systems or in network or related services provided by third party suppliers could impair the delivery of our services and harm our business.

Our operations depend on the uninterrupted performance of our information systems, which are dependent in part on systems provided by third parties over which we have little control. Failure to maintain reliable information systems, or the occurrence of disruptions in our information systems, could cause delays in our business operations that could have a material adverse effect on our business, financial condition and results of operations. We have infrequently experienced downtime due to disruptions in services provided by a third party or associated with implementation of improvements to our system. Although our systems have been designed around industry-standard architecture to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to risks such as internet service denial attacks, security breaches, natural catastrophes affecting the geographic availability of internet access, unreliable internet performance due to increased traffic over the internet, or changes in internet protocols that render the technologies we rely on inefficient. Despite any precautions that we may take, the occurrence of such risks or other unanticipated problems could result in lengthy interruptions in our services. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and brand and could cause customers to believe that our systems are unreliable, leading them to switch to our competitors. In addition, if any of our customers experience any problems with respect to their own internal information technology infrastructure, this could lead to a decrease in the number of reads they ask us to perform on their behalf. Because our customers use our services for critical healthcare needs, any system failures could result in damage to our customers’ businesses and reputations. These customers could seek significant compensation from us for their losses. Any claim for compensation, even if unsuccessful, would likely be time consuming and costly for us to resolve.

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

We rely heavily on our proprietary workflow software to transmit radiological images to the appropriately licensed and credentialed radiologist who is best able to provide the necessary clinical insight in the least amount of turnaround time. If we fail to adequately protect our intellectual property rights, our competition may gain access to our technology and our business may be harmed. We currently do not hold any patents with respect to our technology. As of December 31, 2008, we have filed seven provisional patent applications, one utility patent application and one international patent application covering certain aspects of our business processes and proprietary workflow software and we may file additional applications in the future. However, we may be unable to obtain patent protection for this technology. Many of our intellectual property rights, including licenses for certain software and systems, are not exclusive or proprietary and may be imitated or purchased by competitors.

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

Non-compliance with federal and state anti-kickback laws could affect our business, operations or financial condition.

Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or with the purpose to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or with the purpose to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce, the referral of patients in private as well as government programs. There is a risk that an investment in our shares by our affiliated radiologists, including the distribution of any profits to our affiliated radiologists, the use of our equipment by physicians who own our securities, any assistance from healthcare providers in acquiring, maintaining or operating digital diagnostic imaging equipment, the marketing of our affiliated radiologists’ services or our compensation arrangements with our affiliated radiologists may be considered a violation of these laws. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from participating in federal or state healthcare programs. If we are excluded from federal or state healthcare programs, our customers who participate in those programs would not be permitted to continue doing business with us. We believe that we are operating in compliance with applicable law and believe that our arrangements with providers would not be found to violate the anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with our operations.

Federal or state self-referral regulations could impact our arrangements with our affiliated radiologists.

The federal physician self-referral statute, known as the “Stark” statute, prohibits a physician from making a referral for certain designated health services, including radiology services, to any entity with which the physician has a financial relationship, unless there is an exception in the statute that allows the referral. The entity that receives a prohibited referral from a physician may not submit a bill to Medicare for that service. Many state laws prohibit physician referrals to entities in which the physician has a financial interest, or require that the physician provide the patient notice of the physician’s financial relationship before making the referral. There is a risk that an investment in our shares by our affiliated radiologists, including the distribution of any profits to our affiliated radiologists, the use of our equipment by physicians who own our securities, any assistance from healthcare providers in acquiring, maintaining or operating digital diagnostic imaging equipment, the marketing of our affiliated radiologists’ services or our compensation arrangements with our affiliated radiologists, could be interpreted as a violation of the federal Stark statute or similar state laws, if we were to accept referrals from our affiliated radiologists. Violation of the Stark statute can result in substantial civil penalties for both the referring physician and any entity that submits a claim for a healthcare service made pursuant to a prohibited referral. In addition, federal courts have ruled that violations of the Stark statute can be the basis for a legal claim under the Federal False Claims Act. We believe that all of our customer arrangements are in compliance with the Stark statute. However, these laws could be interpreted in a manner inconsistent with our operations.

The loss of our Joint Commission accreditation or the loss of our ability to leverage our accreditation for credentialing purposes could negatively impact our business and operating results

Our affiliated radiologists must be approved by each of the institutions that they serve. Although the credentialing processes of these institutions may vary significantly, Joint Commission-accredited organizations are currently permitted only to rely on the information and procedures from other Joint Commission-accredited organizations for credentialing purposes. We have been a Joint Commission-accredited organization since 2004, and currently rely upon our accreditation as a means of expediting the credentialing process for our affiliated radiologists at Joint-Commission accredited institutions that we serve. However, we understand that CMS has recently raised issues regarding the ability of Joint-Commission accredited organizations to rely upon other accredited organizations’ credentialing processes, and it is possible that the Joint Commission or CMS could modify or eliminate this practice. The loss of our accreditation, or our inability to leverage our accreditation for credentialing purposes could cause us to be unable to provide services to Joint-Commission accredited institutions and non-compliance with certain of our customer contracts, and could cause us to incur additional credentialing expenses, all of which could, in turn, negatively impact our financial condition and results of operations.

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

Historically, our customers, and not us, had billed and received payments from Medicare and/or Medicaid for the professional services provided by our affiliated radiologists. In some instances, our customers and affiliated radiologists indicated that the practice location where the professional services occurred was the same as the address of the medical facility where the image was obtained for the purposes of submitting the applicable claims for reimbursement. It is possible that CMS may take the position that claims submitted for reimbursement indicating the practice location as the same as the address of the medical facility where the image was obtained were not properly filed and, in such event, the Federal False Claims Act may be implicated. In 2006 and 2007, we revised our billing practices and we, instead of our customers, began in most cases to submit claims for reimbursement to Medicare and Medicaid directly. In those claims, we identify the practice location as the location where the image is interpreted by our affiliated radiologists and we remit the collected proceeds to our customers.

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

Medicare and Medicaid rules governing reassignment of payments could affect our customers’ ability to collect fees for services provided by our affiliated radiologists and our ability to market our services to our customers.

The majority of our customers are radiology practices. Generally, these customers, and not us, bill and receive payments from Medicare and/or Medicaid for the professional services provided by our affiliated radiologists. Medicare and Medicaid payments may comprise a significant portion of the total payments received by our customers for the services of our affiliated radiologists. Medicare and Medicaid generally prohibit a physician who performs a covered medical service from “reassigning” to anyone else (including to other physicians) the performing physician’s right to receive payment directly from Medicare or Medicaid, except in certain circumstances. We believe we satisfy one or more of the exceptions to this prohibition, but the various Medicare carriers and state Medicaid authorities may interpret these exceptions differently than we do. Our customers could be prohibited from billing Medicare and/or Medicaid for the services of our affiliated radiologists if it were determined that we do not qualify for an exception, and this would cause a material adverse effect on our ability to market our services and on our business and results of operations. Future laws or regulations, moreover, may require that we bill Medicare or Medicaid directly for services we provide to certain prospective customers. Should this occur, we would either be required to forgo business with such customers or be required to design, develop and implement an appropriate recordkeeping and billing system to bill Medicare and Medicaid.

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

We have completed all of the steps permitting us to file claims with certain Medicare carriers in the jurisdictions where our affiliated radiologists reside. We may from time to time in the future need to complete steps to permit us to file claims with additional Medicare carriers as the jurisdictions of our affiliated radiologists change or we add new affiliated radiologists. Extended delays could have a material adverse effect on our customers or our relationship with our customers and in turn on our business and results of operations. CMS has recently stated that for certain interpretation services provided to certain customers, reimbursement will be based upon the location of the interpreting physician, yet that reimbursement will be made by the Medicare carrier for the region in which the patient and facility are located. Whether this policy will be expanded to other types of interpretation services and facilities is unclear.

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

CMS recently finalized certain anti-markup rules relating to diagnostic tests paid for by the Medicare program. The anti-markup rules are generally applicable where a physician or other supplier bills for the technical component or professional component of a diagnostic test that was ordered by the physician or other supplier (or ordered by a party related to such physician or other supplier through common ownership or control), and the diagnostic test is performed by a physician who does not share a practice with the billing physician or other supplier. If the anti-markup rule applies to an interpretation, then the reimbursement provided by Medicare to a billing physician or other supplier for that interpretation may be limited. Because our affiliated radiologists do not order diagnostic tests, and no party under common control with either us or our Affiliated Medical Practices orders diagnostic tests, we believe that the anti-markup rule does not apply to the professional services our affiliated radiologists perform. However, this rule could be subject to an interpretation that affects the amounts either us or our customers may be reimbursed by Medicare for professional diagnostic interpretations.

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

Non-compliance with state and federal regulations concerning the privacy and security of patient information may adversely affect our business, financial condition or operations.

The use and disclosure of certain healthcare information by healthcare providers and their business associates have come under increasing public scrutiny. Recent federal standards under HIPAA establish rules concerning how individually identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. We must operate our business in a manner that complies with all applicable laws, both federal and state, and which does not jeopardize the ability of our customers to comply with all applicable laws to which they are subject. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for healthcare providers and their business associates that provide services to patients in multiple states. Because these laws and regulations are recent and few have been interpreted by government regulators or courts, our interpretations and activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forgo relationships with customers in certain states, and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or due to the theft of information by unauthorized computer programmers who penetrate our network security. Lastly, new legislation to broaden HIPAA privacy and security rules has been introduced in Congress, and any new laws may require that we change our operations.

Changes in the rules and regulations governing Medicare and Medicaid’s payment for medical services could affect our revenues, particularly with respect to final reads.

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

Our business could be materially affected if a HHS-OIG study results in a recommendation that Medicare only pay for reads performed contemporaneously in an emergency room setting.

In its Fiscal Year 2008 Work Plan, the HHS-OIG indicated that it would conduct a study and issue a report assessing the appropriateness of Medicare billings for diagnostic tests performed in hospital emergency rooms. Part of the assessment will include a determination as to whether the tests were read contemporaneously with the patient’s treatment. It is possible that, in the final report, the HHS-OIG could recommend to CMS that it change its reimbursement rules to clearly indicate that CMS will only pay for reads performed contemporaneously with a patient’s treatment by a physician located within the United States. If CMS were to adopt this recommendation, final reads would no longer be eligible for reimbursement if performed by a physician other than the one who performed the preliminary read. In turn, if our customers were no longer able to be reimbursed for certain final reads, our customers may seek alternative arrangements for the performance of their preliminary reads, which could adversely impact our business. For the year ended December 31, 2008, approximately 77% of our reads were preliminary reads.

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

Our medical liability insurance policy provides coverage of up to $2 million dollars per incident, $4 million per physician and $20 million in total claims filed within the period of the policy term, subject to a $500,000 self-insured retention per claim.

If we are unable to retain our customers because they terminate their contracts with us or allow those contracts to lapse, or if our customers’ businesses materially decline, our operating results and financial condition may be adversely affected.

The contracts we have signed with our radiology practice, hospital, clinic and digital imaging center customers generally provide for an initial term of one year and automatically renew for successive terms unless earlier terminated pursuant to the terms of the contract. Many of the customer contracts also provide that either party may terminate the agreement without cause upon 90 days’ notice to the other party. Our customers may elect not to renew their contracts with us, they may seek to renegotiate the terms of their contracts or they may choose to reduce or eliminate our services in the future. If our arrangements with our customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent that our radiology practice customers’ agreements with the hospitals that they serve are terminated, of if their business begins to decline for other reasons, our business, financial condition and results of operations could be adversely affected.

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

Our operating results are subject to seasonal fluctuations, which makes our results difficult to predict and could cause our performance to fall short of quarterly expectations.

We have historically experienced increased demand for our services and higher revenue growth during the third quarter of each year. We believe that during the summer months there is an increased amount of outdoor and transportation activities, which leads to more hospital visits, as well as there being more frequent vacation time taken by our customers’ radiologists. During the first and fourth quarters of each year, when weather conditions are colder for a large portion of the United States, we have historically experienced lower revenue growth than that experienced during the second and third quarters. We may continue to experience this or other seasonality in the future. These seasonal factors may lead to unpredictable variations in our quarterly operating results. Additionally, our ability to schedule adequate radiologist coverage during the seasonal period of increased demand for our services may affect our ability to provide faster turnaround times in our services to clients.

If we are unable to maintain an effective system of internal controls, our ability to report our financial results in a timely and accurate manner, and to comply with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, may be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting, including disclosure controls and procedures. In particular, we must perform system and process evaluation and testing on our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

We may in the future discover areas of our internal controls that need improvement. We cannot be certain that any remedial measures we take will ensure that we are able to implement and maintain adequate internal controls over our financial reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our financial reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified opinion regarding the effectiveness of our internal controls over financial reporting as required by Section 404, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

We have incurred operating losses and net losses in the past and may incur additional losses in the future. If we fail to increase our revenues to offset our expenses, our recent profitability may not continue.

Although we had operating income in fiscal year 2008, we have incurred operating losses in the past and we may incur additional operating losses in the future. As of December 31, 2008, we had an accumulated deficit of approximately $31.4 million, primarily due to the payment of a one-time dividend of $39.9 million during the third quarter of 2007.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We lease approximately 41,000 square feet of office space for our corporate headquarters, operations center and physician services in Minnetonka and Eden Prairie, Minnesota. We also lease additional software engineering and reading facility space in Mountain View, California and Maui, Hawaii, respectively. In January 2009 we ceased using our leased space in Mountain View, California and we are currently exploring opportunities to sublease this facility. In addition, we lease and operate data centers in Minnesota pursuant to various license agreements and co-location agreements. During 2008, we recognized total expense of approximately $654,000 in aggregate annual rent for all our leased facilities.

On December 3, 2007, we entered into a lease agreement to lease approximately 82,000 square feet of space in a building being constructed in Eden Prairie, Minnesota, which will house our corporate headquarters, operations center and physician services group in one location once construction is completed. Construction is expected to be completed in early 2009 and the lease is currently anticipated to commence on or around March 1, 2009, or when construction is completed. The lease expires in May 2019.

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

We maintain professional and general liability insurance policies with third-party insurers on a claims-made basis, subject to deductibles, self-insured retention limits, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. Our self-insured retention under our professional liability insurance program is insured through VPIL, our wholly owned captive insurance subsidiary. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance coverage.

On July 31, 2007, Merge eMed, Inc., or Merge, filed a complaint against VRC in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that VRC has willfully infringed on certain of Merge’s patents relating to teleradiology. On December 11, 2007, the court granted our motion to stay the patent suit pending the outcome of a reexamination by the United States Patent and Trademark Office, or PTO, of these same patents. On August 28, 2008, the PTO ruled invalid all of the claims in the patents upon which Merge had sued us. Merge has not yet responded to the PTO action. The judicial stay of proceedings in the lawsuit continues in effect at this time.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock has been traded on the NASDAQ Global Market under the symbol “VRAD” since the effective date of our initial public offering on November 15, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Market, for our two most recent fiscal years.

	Common Stock Price
	High	Low

Fiscal Year Ended December 31, 2007
Fourth Quarter (from November 15)	$26.97	$18.15
Fiscal Year Ended December 31, 2008
First Quarter	$21.10	$13.88
Second Quarter	18.44	9.52
Third Quarter	16.17	6.74
Fourth Quarter	9.50	5.97

Holders

As of February 16, 2009, there were approximately 71 stockholders of record of our common stock, and the closing price of our common stock was $7.98 per share as reported by the NASDAQ Global Market. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to readily estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

In August 2008, our Board of Directors authorized the repurchase of up to $8.0 million of our outstanding common stock. On October 24, 2008 we completed our stock repurchase program. Repurchases took place in the open market and pursuant to trading plans meeting the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934.

The following table summarizes the purchases under the stock repurchase program.

				Approximate Dollar
	Total Number of		Cumulative Number of	Value of Shares
	Shares Purchased		Shares Purchased	that may yet
	as Part of Publicly	Average Price	as Part of Publicly	be Purchased
Period	Announced Plans	Paid per Share	Announced Plans	Under the Plan
				(in thousands)

August 7, 2008 — August 31, 2008	69,704	$10.61	69,704	$7,300
September 1, 2008 — September 30, 2008	127,719	8.87	197,423	6,100
October 1, 2008 — October 24, 2008	747,337	8.16	944,760	—

Total	944,760	$8.44	944,760	$—

Performance Graph

The performance graph below illustrates a period comparison of cumulative total stockholder return data based on an initial investment of $100 in Virtual Radiologic Corporation’s common stock, as compared with the Russell 2000 Index and the Dow Jones US Healthcare Index for November 15, 2007 through December 31, 2008.

	Virtual		Dow Jones	NASDAQ
	Radiologic		US	Global
	Corporation	Russell 2000	Healthcare	Market

11/15/2007	$100.00	$100.00	$100.00	$100.00
12/31/2007	97.73	99.28	100.18	101.29
3/31/2008	73.64	89.16	88.77	87.04
6/30/2008	63.86	89.38	87.34	87.57
9/30/2008	39.33	88.07	87.92	79.89
12/31/2008	40.87	64.73	76.11	60.23

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Part III, Item 12 of this report for disclosure related to our equity compensation plans.

ITEM 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the fiscal years ended December 31 2008, 2007 and 2006, and the consolidated balance sheet data as of December 31, 2008 and 2007 was derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations for the fiscal years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 was derived from our audited consolidated financial statements not included in this report. The financial data presented below as of and for the years ended December 31, 2008, 2007 and 2006 reflects the consolidated operations of Virtual Radiologic Corporation and our Affiliated Medical Practices. The financial data presented below as of and for the years ended December 31, 2005 and 2004 reflects the consolidated operations of Virtual Radiologic Consultants, Inc., our predecessor corporation, and VRP. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Consolidated Statements of Operation Data:
Revenue	$106,567	$86,243	$54,099	$26,991	$12,899
Operating costs and expenses(1)	92,780	77,013	53,594	29,816	14,142
Operating income (loss)	13,787	9,230	505	(2,825)	(1,243)
Net income (loss)	8,454	3,451	(529)	(1,465)	(1,400)
Net income (loss) applicable to common stockholders	8,454	(20,272)	(11,966)	(29,646)	(1,400)
Earnings (loss) per common share
Basic	$0.51	$(2.31)	$(1.80)	$(4.74)	$(0.25)
Diluted	$0.50	$(2.31)	$(1.80)	$(4.74)	$(0.25)
Cash flow data:
Net cash provided by (used in) operating activities	$14,496	$6,861	$3,977	$(1,794)	$203
Net cash (used in) provided by investing activities	(25,135)	(5,093)	1,208	(7,754)	(360)
Net cash (used in) provided by financing activities	(3,668)	25,761	(2,315)	12,151	566
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$29,316	$33,487	$5,958	$8,180	$484
Total Assets	71,001	59,436	25,649	17,555	4,351
Total Liabilities	14,484	9,098	8,532	3,850	4,078
Stock Data:
Weighted average number of common shares outstanding(2)(3)	16,500	8,762	6,640	6,254	5,659
Dividends declared per share	—	3.00	—	—	—
Series A Cumulative Redeemable Convertible Preferred Stock outstanding	—	—	3,627	3,627	—
Dividends declared per share	—	3.00	—	—	—

(1)	Includes the non-cash stock-based compensation, medical malpractice loss reserves, and depreciation and amortization charges set forth in the following table:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)

Professional services
Non-cash stock-based compensation	$(479)	$3,687	$3,416	$1,995	$154
Medical malpractice loss reserves	997	—	—	—	—
Sales, general and administrative
Non-cash stock-based compensation	1,544	686	115	—	—
Depreciation and amortization	4,700	2,488	1,351	586	230

Total	$6,762	$6,861	$4,882	$2,581	$384

(2)	The calculation of weighted average common shares outstanding for the year ended December 31, 2004 assumes the five-for-one common stock split, which occurred during 2004, was effected on January 1, 2004.

(3)	The calculation of weighted average common shares outstanding for the years ended December 31, 2005, 2006 and 2007 excludes the assumed conversion of the shares of Series A Cumulative Redeemable Convertible Preferred Stock into shares of common stock, because they are anti-dilutive. The calculation of weighted average common shares for the years ended December 31, 2004, 2005, 2006 and 2007 also excludes any other potential common stock equivalents that were outstanding during the relevant periods, calculated using the treasury stock method, because they are anti-dilutive.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report.

Overview

Virtual Radiologic Corporation is a leading provider of teleradiology services throughout the United States and we have recently begun expanding to serve customers in international markets. We provide radiologic interpretations, or reads, for emergency and routine care cases through the utilization of a scalable communications network incorporating encrypted broadband internet connections and proprietary workflow management software. We serve our customers — radiology practices, hospitals, clinics and diagnostic imaging centers — by providing reads 24 hours a day, 365 days a year. Our distributed operating model provides our team of American Board of Radiology-certified radiologists with the flexibility to choose the location from which they work and allows us to serve customers located throughout the world.

We provide radiologic interpretations for a broad range of digital diagnostic imaging modalities, including CT, MRI and ultrasound. Diagnostic radiology aids in the diagnosis and treatment of injuries, diseases and other medical conditions by interpreting images of the human body. Our affiliated radiologists collectively have the expertise, including subspecialty fellowship training, necessary to permit them to read all diagnostic imaging modalities, including CT, MRI, ultrasound, nuclear medicine, PET, and x-ray technology modalities. Currently, almost all of the reads performed by our affiliated radiologists are CT, MRI, ultrasound, nuclear medicine and x-ray technology modalities. For the year ended December 31, 2008, 76% of the reads we performed were CT scans.

We have recently begun to license the use of our proprietary radiology workflow engine, vRad Enterprise Connectsm, and provide operations support services to large radiology practices, hospital systems and academic medical facilities around the world. The utilization of our proprietary teleradiology platform and radiology workflow engine, along with our operational support services enables customers to extend their services, enhance ancillary revenue and increase radiologist efficiency.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We believe the policies described in the following paragraphs to be our critical accounting policies because they are important to the presentation of our financial condition and results of operations, and require critical management judgment and estimates about matters that are uncertain.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Principles of Consolidation

We consolidate our financial results in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. We have determined that the Affiliated Medical Practices are VIEs, and that VRC is the primary beneficiary of the Affiliated Medical Practices, as defined by FIN 46R, and as a result is required to consolidate the Affiliated Medical Practices.

The following tables show the unaudited condensed consolidating balance sheets as of December 31, 2008 and 2007, and the unaudited condensed consolidating statements of operations for the years ended December 31, 2008, 2007 and 2006. The amounts reflected in the eliminations columns of the condensed consolidating financial statements represent affiliated party management and professional fees and non-controlling interest. The following tables should be read together with our consolidated financial statements and related footnotes included elsewhere in this report.

Condensed Consolidating Balance Sheets

	As of December 31, 2008
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)

Cash and cash equivalents	$17,399	$1,781	$—	$19,180
Short-Term Investment	10,136	—	—	10,136
Other current assets	29,519	16,764	(24,074)	22,209
Non-current assets	19,292	16	168	19,476

Total assets	$76,346	$18,561	$(23,906)	$71,001

Current liabilities	$10,014	$26,566	$(24,074)	$12,506
Other non-current liabilities	1,810	—	168	1,978

Total liabilities	11,824	26,566	(23,906)	14,484
Non-controlling interest	—	—	22	22
Total stockholders’ equity (deficiency)	64,522	(8,005)	(22)	56,495

Total liabilities and stockholders’ equity	$76,346	$18,561	$(23,906)	$71,001

	As of December 31, 2007
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)

Cash and cash equivalents	$31,497	$1,990	$—	$33,487
Other current assets	37,178	51,302	(70,890)	17,590
Non-current assets	8,359	19	(19)	8,359

Total assets	$77,034	$53,311	$(70,909)	$59,436

Current liabilities	$19,350	$60,410	$(70,890)	$8,870
Non-current liabilities	247	—	(19)	228

Total liabilities	19,597	60,410	(70,909)	9,098
Non-controlling interest	—	—	8	8
Total stockholders’ equity (deficiency)	57,437	(7,099)	(8)	50,330

Total liabilities and stockholders’ equity	$77,034	$53,311	$(70,909)	$59,436

Condensed Consolidating Statements of Operations

	For the Year Ended December 31, 2008
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)

Revenue	$82,047	$96,020	$(71,500)	$106,567
Operating costs and expenses	67,362	96,918	(71,500)	92,780

Operating income (loss)	14,685	(898)	—	13,787
Other income	599	—	—	599

Income (loss) before non-controlling interest and income tax	15,284	(898)	—	14,386
Non-controlling interest expense	—	—	14	14
Income tax expense	5,910	8	—	5,918

Net income (loss)	$9,374	$(906)	$(14)	$8,454

	For the Year Ended December 31, 2007
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)

Revenue	$65,711	$82,294	$(61,762)	$86,243
Operating costs and expenses	54,292	84,483	(61,762)	77,013

Operating income (loss)	11,419	(2,189)	—	9,230
Other expense	(1,929)	—	—	(1,929)

Income (loss) before non-controlling interest and income tax	9,490	(2,189)	—	7,301
Non-controlling interest income	—	—	(17)	(17)
Income tax expense (benefit)	3,877	(10)	—	3,867

Net income (loss)	$5,613	$(2,179)	$17	$3,451

	For the Year Ended December 31, 2006
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
	(in thousands)

Revenue	$42,277	$54,148	$(42,326)	$54,099
Operating costs and expenses	39,951	55,969	(42,326)	53,594

Operating income (loss)	2,326	(1,821)	—	505
Other income	217	—	—	217

Income (loss) before non-controlling interest and income tax	2,543	(1,821)	—	722
Non-controlling interest expense	—	—	25	25
Income tax expense	1,213	13	—	1,226

Net income (loss)	$1,330	$(1,834)	$(25)	$(529)

Revenue Recognition and Allowance for Doubtful Accounts

We sell our teleradiology services to radiology practices, hospitals, clinics and imaging centers. Teleradiology revenue is recognized in the period when a diagnostic read and operational support services have been completed and when collection is reasonably assured. Revenue realized through the licensing of vRad Enterprise Connectsm was not material for the year ended December 31, 2008.

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. We maintain an allowance for doubtful accounts to reserve for potentially uncollectable receivables. The allowance is comprised of specific reserves and a general reserve for potentially uncollectable amounts based on our historical bad debt experience. In determining the amount of the specific reserve, we review the accounts receivable for customers who are past due to identify specific customers with known disputes or collectability issues. We make judgments about their creditworthiness based on collections information available to us and historical payment performance. We also maintain a sales allowance to reserve for potential credits issued to customers. The amount of the reserve is determined based on historical credits issued.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, Accounting for Stock Based Compensation, or SFAS No. 123R and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF Issue No. 96-18. Under the provisions of SFAS No. 123R and EITF 96-18, stock-based compensation costs are estimated using the fair value of the award as calculated using a Black-Scholes option-pricing model and are recognized as expense over the requisite service period. The Black-Scholes model utilizes various assumptions that require significant judgment, including volatility, forfeiture rates and expected option term. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in future periods from what is recorded in the current period.

Physician Stock-Based Compensation.  We record stock-based compensation expense in connection with any equity instrument awarded to our affiliated radiologists in accordance with EITF Issue No. 96-18. We calculate the stock-based compensation expense related to such issuance by determining the then current fair value of the award using a Black-Scholes model at the date of grant and at the end of each subsequent financial reporting period thereafter. Physician stock-based compensation expense is included in professional services expense.

Employee Stock-Based Compensation.  We also record stock-based compensation expense in connection with any award of stock options to employees and directors. We calculate the stock-based compensation expense associated with such awards to our employees and directors granted prior to January 1, 2006, in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB No. 25, using the intrinsic value method and in accordance with SFAS No. 123R for awards granted on or after January 1, 2006, by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to awards to our employees and directors based on the fair value of awards on the date granted. Employee stock-based compensation expense is included in sales, general and administrative expense.

Medical Malpractice Loss Reserves

We maintain professional liability insurance policies with third-party insurers on a claims-made basis, subject to a self-insured retention, deductibles, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is insured through a wholly owned captive insurance subsidiary. We record liabilities for specific case reserves, claims made loss development reserves and claims incurred but not reported based on specific case analysis and an actuarial valuation using industry data and our historical loss patterns. The actuarial analysis utilizes industry loss data as a result of our limited loss history. An inherent assumption in such estimates is that industry data and our historical loss patterns can be used to predict future patterns with reasonable accuracy. Insurance liabilities are necessarily based on estimates, including claim frequency and severity. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

Intangible Assets and Goodwill

We account for acquired goodwill and identifiable intangible assets in accordance with SFAS No. 141, Business Combinations, or SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. As such, we record acquired assets, including identifiable intangible assets and liabilities, at their respective fair values, recording to goodwill the excess of cost over the fair value of the net assets acquired. The values assigned to identifiable intangible assets are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers. These methodologies and techniques utilize various assumptions that require significant judgment, including an estimation of the future cash flows of identifiable intangible assets and the discounting of cash flows to their present value utilizing an appropriate risk-adjusted rate of return, or discount rate. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods.

In accordance with SFAS No. 142 we test our goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. Our tests are based on our single operating segment and reporting unit structure. We found no impairment of recognized goodwill as of December 31, 2008.

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

VRC’s 2006 federal income tax return is currently under examination by the Internal Revenue Service, or IRS. In addition, VRP’s 2006 federal income tax return is currently under examination by the IRS and, in conjunction with their audit of VRP’s 2006 federal income tax return, the IRS is also examining the 2006 quarterly employment tax returns of VRP. These examinations are in the preliminary stages and we continue to work with the IRS to expedite the conclusion of these examinations. At this time we do not believe the results of these examinations will have a material adverse effect on us, however the timing and results of any final determination remain uncertain and any adverse determination from the IRS could have a material effect on our consolidated financial position, results of operations, or cash flows.

Trends in our Business and Factors Affecting Our Results of Operations

During 2008, we continued to focus our growth initiatives on supplementing our core teleradiology business through the expansion of our unique distributed operating model and enhancements to our proprietary workflow management software. We continued to focus on acquiring new customers, attracting and retaining additional radiologists, generating additional sales from existing customers and further penetration into the finals read market.

In addition, we expanded our service offerings through the licensing of a technology infrastructure and operations support services product called vRad Enterprise Connectsm. This product provides customers with the ability to schedule, organize, assign, track and report on thousands of reads every day. The utilization of our proprietary teleradiology platform along with our operational support services enables customers to extend their services, enhance ancillary revenue and increase radiologist efficiency. We also expanded our service offerings outside the United States by signing customers in Singapore, United Arab Emirates and Brazil through VRC’s international subsidiary, VRL.

We completed our first acquisition on April 15, 2008 when we acquired Diagna Radiology, LLC, or Diagna. Diagna was an Idaho based teleradiology practice with 7 independent contractor physicians and 43 customers serving 56 hospitals and other medical facilities. All customers and radiologists were successfully transitioned to our operating platform during 2008.

In August 2008, our Board of Directors authorized the repurchase of up to $8.0 million of our outstanding common stock. On October 24, 2008, we completed this stock repurchase program. We repurchased 944,760 shares at an average price of $8.44 per share. Repurchases took place in the open market and pursuant to trading plans meeting the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934.

Revenue

We generate substantially all of our revenue from the radiology services that we provide to our customers. We generally seek to provide these services pursuant to contracts that have a two-year term and automatically renew for successive one-year terms unless terminated by the customer or by us. The amount that we charge for our radiology services varies by customer and is based upon a number of factors, including the hours of coverage, the number of reads, whether the reads are preliminary reads or final reads, and the technical and administrative services provided. We typically bill our customers at the beginning of the month following the month in which the services were provided. Because we primarily contract directly with our customers and are paid directly by our customers, we do not generally depend upon payment by third party payers such as Medicare, Medicaid, private insurance or patients.

We have experienced significant revenue growth since our inception. Recently our growth in revenue resulted from:

•	an increase in our customer base;

•	an increase in utilization of our services by our customers;

•	an increase in volume of higher-priced final reads;

•	high customer retention rates; and

•	customer relationships acquired through our acquisition of Diagna.

The above factors have been partially offset by declines in our average price per study and declines in same site volume growth since our inception.

Our revenues are also affected by seasonality. While our revenues have continued to grow each year, we typically experience increased demand for our services and higher revenue growth during the third quarter of each year. We believe that during the summer months there are an increased amount of outdoor and transportation activities, which leads to more hospital visits, as well as there being more frequent vacation time taken by our customers’ radiologists. We expect this seasonality with respect to our revenues to continue. Our operating results are thus subject to seasonal fluctuations, which makes our results difficult to predict and could cause our performance to fall short of quarterly expectations.

In addition, our revenues are affected by fluctuations in the price per study charged to the customers to whom we provide service. In general, we have seen the greatest per read pricing declines in preliminary reads and specifically in CT and plain film reads. More recently our customers have been impacted by the economic downturn. This resulted in a decrease in hospital admissions during the second half of 2008, affecting overall imaging volumes. We believe that the downturn also prompted some of our radiology practice customers to work longer hours thereby reducing the number of studies they sent to us. These factors resulted in us experiencing slower than historical growth rates in the second half of 2008. In addition we saw an increased amount of pricing pressure from competition in our marketplace. We expect these declines in price to continue for the near future. In addition we are unable to predict what impact a continued economic downturn will have on our business or when general economic conditions will improve.

Key Revenue Metrics

	For the Year Ended December 31,
	2008	% Change	2007	% Change	2006	% Change

Customers	621	32%	469	25%	374	57%
Facilities	1,026	28%	804	21%	663	49%
Reads	2,200,365	30%	1,691,859	64%	1,033,527	102%
% of U.S. hospitals served	17%		13%		11%
Same site volume growth	6%		18%		20%
Percentage of read revenue from:
Final reads	24%		24%		19%
Preliminary reads	76%		76%		81%
Year-over-year change in price per read:
Plain film(1)	(7.2)%		(6.5)%		0.8%
All other(2)	(3.8)%		(0.6)%		1.7%

Total	(4.7)%		(2.8)%		(0.2)%
Percentage change in price per read from:
Price	75%		74%		100%
Mix	25%		26%		—%

(1)	Plain film modality includes all x-ray technology images.

(2)	All other modalities are primarily comprised of CT, MRI and ultrasound images.

We also expect to derive revenue in the future from contracts we have recently entered into for the licensing of our technology infrastructure including vRad Enterprise Connectsm and the provision of management and support services.

Operating Expenses

Our operating expenses consist primarily of professional services expense and sales, general and administrative expense.

Professional Services Expense.  Our professional services expense consists of the fees we pay to our affiliated radiologists for their services, physician stock-based compensation and medical malpractice liability expense.

•	Physician Cash Compensation Expense. Physician cash compensation expense is the fees paid to our affiliated radiologists for providing diagnostic interpretation services for our customers. We compensate our affiliated radiologists using a formula that includes a base level of compensation and additional amounts with regard to the number of hours worked and the number and type of reads performed. We recognize physician cash compensation expense in the month in which our affiliated radiologists perform the reads for our customers. Physician cash compensation also includes amounts paid for quality assurance services. Since our inception, our physician cash compensation expense has increased each year as we have added more affiliated radiologists to fulfill the increased demand for our services as our business and customer base has grown. However, physician cash compensation expense as a percentage of revenue has decreased due to the increased productivity of our affiliated radiologists. The increases in productivity by the existing affiliated radiologists have been, and may continue to be, offset, in part, by significant increases in newly engaged affiliated radiologists and the costs associated with the typical 90- to 180-day period during which newly engaged affiliated radiologists obtain necessary state licenses and hospital credentials, and thereafter become accustomed to our workflow technology. We expect that our physician cash compensation expense will continue to increase, but may decrease as a percentage of revenues over time as the efficiency and utilization of our affiliated radiologists improves.

•	Physician Stock-Based Compensation Expense. We record stock-based compensation expense in connection with any award of stock options to our affiliated radiologists. Physician stock-based compensation expense is a non-cash expense that fluctuates based upon the fair value of our common stock underlying the awards at the close of each reporting period as required by EITF Issue No. 96-18. As the value of an award is based on the underlying value of the common stock, we may record additional expense or income based on fluctuations in that value. Our physician stock-based compensation expense may also increase in future periods if we issue additional options and other stock-based awards to our affiliated radiologists.

•	Medical Liability Expense. Medical liability expense consists primarily of premiums paid for third-party medical malpractice insurance, claims made loss development reserves related to our self-insured retention and incurred but not reported, or IBNR, loss reserves. We amortize medical liability insurance premiums over the term of the policy to which they related and recognize loss development and IBNR reserves based on actuarial analyses performed during the policy term. Our medical liability expense has increased each year since inception due to the increases in our medical liability insurance premiums primarily associated with the increased volume of reads our affiliated radiologists have performed. In addition, as a result of the growth in our business we have experienced an increase in loss claim frequency which has resulted in an increase in loss reserves during 2008.

Key Professional Service Metrics

	For the Year Ended December 31,
	2008	2007	2006

Radiologists under contract	144	132	91
Radiologists providing services	134	112	72
Average diagnostic cash compensation per read	$21.22	$22.37	$24.38

Sales, General and Administrative Expense.  Sales, general and administrative expense is our second most significant expense as a percentage of revenue. Sales, general and administrative expense consists primarily of employee compensation expense, sales and marketing expense, information technology expense, the costs associated with the licensing and credentialing of our affiliated radiologists and the costs associated with maintaining our facilities. Our sales, general and administrative expense has increased each year since our inception as a result of increased employee compensation expenses and costs associated with development and maintenance of our expanding business, such as information technology and facilities costs. We expect sales, general and administrative expense to continue to increase as a percentage of revenue in the near term, however, we believe that this expense will decrease as a percentage of revenue over time.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of revenue.

	Year Ended December 31,
	2008	2007	2006

Revenue	100.0%	100.0%	100.0%

Operating costs and expenses:
Professional services	46.3	50.6	55.4
Physician cash compensation	44.4	44.5	47.2
Physician stock-based compensation	(0.4)	4.3	6.3
Medical malpractice liability expenses	2.3	1.8	1.9
Sales, general and administrative	36.4	35.8	41.2
Depreciation and amortization	4.4	2.9	2.5

Total operating costs and expenses	87.1	89.3	99.1

Operating income	12.9	10.7	0.9
Interest income (expense), net	0.6	(2.2)	0.4
Non-controlling interest expense (income)(1)	—	—	—
Income tax expense	(5.6)	(4.5)	(2.3)

Net income (loss)	7.9	4.0	(1.0)

Series A Cumulative Redeemable Convertible Preferred Stock accretion	—	(11.7)	(21.1)
Series A Preferred Stock dividend	—	(15.8)	—

Net income (loss) available to common stockholders	7.9%	(23.5)%	(22.1)%

(1)	Non-controlling interest for the years ended December 31, 2008, 2007 and 2006, represents less than 0.1% as a percentage of revenue.

Comparison of the Years Ended December 31, 2008 and December 31, 2007

Revenue

	Year Ended
	December 31,		Change
	2008	2007	In Dollars	Percentage
	(Dollars in thousands)

Revenue from reads	$105,042	$84,964	$20,078	23.6%
Other revenue	1,525	1,279	246	19.2

Total revenue	$106,567	$86,243	$20,324	23.6

The 23.6% increase in revenue for the year ended December 31, 2008, as compared to the year ended December 31, 2007, resulted primarily from an increase in the number of customers to whom we provided services, including customer relationships acquired through the purchase of Diagna, and increased volume from existing customers. This increase was partially offset by a 4.7% decline in our average price per read. The number of customers to whom we provided services increased to 621 as of December 31, 2008, from 469 as of December 31, 2007. The number of medical facilities to whom we provide services increased to 1,026 as of December 31, 2008, from 804 as of December 31, 2007. For the years ended December 31, 2008 and 2007, approximately 76% of our revenues from reads were derived from preliminary reads and approximately 24% from final reads. Same site volume growth increased approximately 6% for the year ended December 31, 2008, as compared to the year ended December 31, 2007. Same site volume growth measures the percentage increase in the number of reads over the comparable prior year period generated by a facility that has been under contract for at least three months at the beginning of the measurement period and remains a customer throughout that period. Other revenue, primarily representing revenue from networking, licensing and credentialing and other service revenue, grew with the addition of new customers.

Operating Costs and Expenses

Professional Services

	Year Ended		Year Ended
	December 31,	Percentage	December 31,	Percentage	Change
	2008	of Revenue	2007	of Revenue	In Dollars	Percentage
	(Dollars in thousands)

Physician cash compensation expense	$47,343	44.4%	$38,388	44.5%	$8,955	23.3%
Physician stock-based compensation	(479)	(0.4)	3,687	4.3	(4,166)	(113.0)
Medical malpractice liability expense	2,499	2.3	1,532	1.8	967	63.1

Professional services	$49,363	46.3	$43,607	50.6	$5,756	13.2

The 13.2% increase in professional services expense for the year ended December 31, 2008, compared to the year ended December 31, 2007, resulted primarily from increases in physician cash compensation expense associated with our increased number of radiologists, including the additional radiologists from the acquisition of Diagna, and a significant increase in the number of reads performed by those radiologists. For the year ended December 31, 2008, the number of physicians performing reads increased 19.6%, from 112 for the year ended December 31, 2007 to 134 for the year ended December 31, 2008. Medical malpractice liability expense increased due to additional loss reserves resulting from an increase in loss claim frequency. The decrease in the non-cash component of professional service expense resulted from physician stock-based compensation related primarily to the decreased fair value of our common stock.

Sales, General and Administrative

	Year Ended		Year Ended
	December 31,	Percentage	December 31,	Percentage	Change
	2008	of Revenue	2007	of Revenue	In Dollars	Percentage
	(Dollars in thousands)

Sales, general and administrative	$38,717	36.4%	$30,918	35.8%	$7,799	25.2%

The 25.2% increase in sales, general and administrative expense for the year ended December 31, 2008, compared to the year ended December 31, 2007, resulted from increased expenses for employee compensation, sales and marketing, information technology and other general and administrative expense.

•	Employee Compensation. Our employee compensation expense increased from $17.1 million for the year ended December 31, 2007 to $19.3 million for the year ended December 31, 2008. The 12.9% increase resulted primarily from an increase in non-cash employee stock-based compensation expense and increased compensation paid to existing employees. The increase in non-cash employee stock-based compensation from $686,000 for the year ended December 31, 2007 to $1.5 million for the year ended December 31, 2008 relates primarily to an increase in the number of options outstanding as of December 31, 2008. This increase was partially offset by a decrease in performance-based bonus compensation. In addition, the number of administrative and operations personnel decreased 4.5% from December 31, 2007 to December 31, 2008. Employee compensation expense as a percentage of revenue was 18.2% and 19.8% for the years ended December 31, 2008 and 2007, respectively.

•	Sales and Marketing. Our sales and marketing expenses increased from $3.4 million for the year ended December 31, 2007 to $4.4 million for the year ended December 31, 2008. The 29.4% increase resulted from the hiring of additional sales professionals during 2008 and higher commissions on increased revenue amounts. The number of sales and marketing personnel increased 25.0%, from December 31, 2007 to December 31, 2008. Sales and marketing expenses as a percentage of revenue were 4.2% and 3.9% for the years ended December 31, 2008 and 2007, respectively.

•	Information Technology. Our information technology expense increased from $1.9 million for the year ended December 31, 2007 to $2.9 million for the year ended December 31, 2008. The 52.6% increase resulted from increased provisioning costs for data center floor space and communications bandwidth and additional radiologist network connections together with increases in software transactional costs associated with our growth in volumes. Information technology expense as a percentage of revenue was 2.7% and 2.2% for the years ended December 31, 2008 and 2007, respectively.

•	Other General and Administrative. Our other general and administrative expenses increased from $7.0 million for the year ended December 31, 2007 to $10.6 million for the year ended December 31, 2008. The 51.4% increase resulted primarily from the settlement of a medical malpractice claim and from the establishment of loss reserves for additional medical malpractice claims. In addition, we recorded asset impairment charges of $509,000 related to a portion of a trade show booth that is no longer being utilized and $157,000 for internally developed software that is no longer expected to generate future economic benefit. We also experienced significant increases in repairs and maintenance expense, general insurance expense, facilities expense and outside accounting and board of director fees relating to the costs of being a public company and the growth in our business. Other general and administrative expenses as a percentage of revenue were 9.9% and 8.1% for the years ended December 31, 2008 and 2007, respectively.

We believe that sales, general and administrative expenses, including the costs related to being a public company, will increase as we continue to grow. We also anticipate that in the near term our sales, general and administrative expense as a percentage of revenue will increase, however, we believe that this expense will decrease as a percentage of revenue over time.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased from $2.5 million for the year ended December 31, 2007 to $4.7 million for the year ended December 31, 2008. This 88.0% increase was primarily due to the purchase of additional capital equipment for our operations and the amortization of customer relationship and non-compete intangible assets resulting from our acquisition of Diagna. We believe that depreciation and amortization expense will increase in the future. Depreciation and amortization expense as a percentage of revenue was 4.4% and 2.9% for the twelve months ended December 31, 2008 and 2007, respectively.

Other Income (Expense).  Other income (expense) increased from expense of $1.9 million for the year ended December 31, 2007 to income of $599,000 for the year ended December 31, 2008. This increase in other income (expense) relates primarily to the interest earned on the proceeds from our initial public offering and the fact that we had no debt outstanding during the twelve months ended December 31, 2008.

Income Tax Expense.  Income tax expense increased from $3.9 million for the year ended December 31, 2007 to $5.9 million for the year ended December 31, 2008. Our provision for income taxes increased $2.0 million as a result of an increase in VRC’s taxable income from $9.5 million for the year ended December 31, 2007 to $15.5 million for the year ended December 31, 2008. This increase was partially offset by certain discrete tax benefits recognized in the second half of 2008 related to research and development tax credits. As a result of these items the effective tax rate decreased from 52.8% in 2007 to 41.2% in 2008.

As previously discussed, we consolidate our financial results in accordance with FIN 46R. However, for income tax purposes, VRC is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices. As a result, tax losses of the Affiliated Medical Practices are not available to offset taxable income of VRC. This was the primary driver behind the effective tax rate for the year ended December 31, 2007.

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

Operating Costs and Expenses

Professional Services

	Year Ended		Year Ended
	December 31,	Percentage	December 31,	Percentage	Change
	2007	of Revenue	2006	of Revenue	In Dollars	Percentage
	(Dollars in thousands)

Physician cash compensation expense	$38,388	44.5%	$25,504	47.2%	$12,884	50.5%
Physician stock-based compensation expense	3,687	4.3	3,416	6.3	271	7.9
Medical liability expense	1,532	1.8	1,053	1.9	479	45.5

Professional services	$43,607	50.6	$29,973	55.4	$13,634	45.5

The 45.5% increase in professional services expense for the year ended December 31, 2007, compared to the year ended December 31, 2006, resulted from increases in physician cash and non-cash compensation expense associated with our increased number of radiologists and a significant increase in the number of reads performed by those radiologists together with additional medical liability insurance premiums. For the year ended December 31, 2007, the number of physicians performing reads increased 55.6%, from 72 for the year ended December 31, 2006 to 112 for the year ended December 31, 2007. The decrease in physician cash compensation expense as a percentage of revenue from 47.2% for the year ended December 31, 2006 to 44.5% for the year ended December 31, 2007 resulted primarily from improved radiologist efficiency during 2007 due to continuing advancements in both our distributed network infrastructure and our radiologist support services. The increase in the non-cash component of professional service expense resulted from physician stock-based compensation related primarily to the increased fair value of our common stock.

Sales, General and Administrative

	Year Ended		Year Ended
	December 31,	Percentage	December 31,	Percentage	Change
	2007	of Revenue	2006	of Revenue	In Dollars	Percentage
	(Dollars in thousands)

Sales, general and administrative	$30,918	35.8%	$22,270	41.2%	$8,648	38.8%

The 38.8% increase in sales, general and administrative expense for the year ended December 31, 2007, compared to the year ended December 31, 2006, resulted from increased expenses for employee compensation, sales and marketing, information technology, licensing and credentialing and other general and administrative expense.

•	Employee Compensation. Our employee compensation expense increased from $11.8 million for the year ended December 31, 2006 to $17.1 million for the year ended December 31, 2007. The 44.9% increase resulted primarily from the hiring of additional administrative and operations personnel to manage, operate and maintain our business, and from performance-based bonus compensation. The number of administrative and operations personnel increased 18.8% from December 31, 2006 to December 31, 2007. Employee compensation expense as a percentage of revenue was 19.8% and 21.9% for the years ended December 31, 2007 and 2006, respectively.

•	Sales and Marketing. Our sales and marketing expenses increased from $3.1 million for the year ended December 31, 2006 to $3.4 million for the year ended December 31, 2007. The 9.7% increase resulted from expanded efforts in sales and marketing activities and programs and higher commissions on increased revenue amounts. The number of sales and marketing personnel decreased 11.1%, from December 31, 2006 to December 31, 2007. Sales and marketing expenses as a percentage of revenue were 3.9% and 5.7% for the years ended December 31, 2007 and 2006, respectively.

•	Information Technology. Our information technology expense increased from $1.7 million for the year ended December 31, 2006 to $1.9 million for the year ended December 31, 2007. The 11.8% increase resulted from increased provisioning costs for communications bandwidth and additional radiologist network connections together with increases in software transactional costs associated with increased volumes, which was partially offset by a decrease in software transactional costs resulting from our implementation of our own RIS in February 2006. Information technology expense as a percentage of revenue was 2.2% and 3.2% for the years ended December 31, 2007 and 2006, respectively.

•	Licensing and Credentialing. Our licensing and credentialing related expenses increased from $938,000 for the year ended December 31, 2006 to $1.5 million for the year ended December 31, 2007. The 59.9% increase relates primarily to the amount and timing of initial and renewal license applications on a greater number of affiliated radiologists, which was partially offset by the comparatively lower costs of renewal applications. Licensing and credentialing related expenses as a percentage of revenue were 1.8% and 1.7% for the years ended December 31, 2007 and 2006, respectively.

•	Other General and Administrative. Our other general and administrative expenses increased from $4.7 million for the year ended December 31, 2006 to $7.0 million for the year ended December 31, 2007. The 48.9% increase resulted from an increase in facilities expense and outside professional expense as well as other general operating expense primarily due to our initial public offering and the growth in our business. Other general and administrative expenses as a percentage of revenue were 8.1% and 8.7% for the years ended December 31, 2007 and 2006, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased from $1.4 million for the year ended December 31, 2006 to $2.5 million for the year ended December 31, 2007. This 78.6% increase was primarily due to the increase in depreciation expense related to additional capital equipment purchased for our operations.

Other Income (Expense).  Other income (expense) decreased from income of $217,000 for the year ended December 31, 2006 to expense of $1.9 million for the year ended December 31, 2007. This increase in other income (expense) relates to the interest and accelerated amortization of capitalized closing costs associated with our credit facility in place during 2007.

Income Tax Expense.  Income tax expense increased from $1.2 million for the year ended December 31, 2006 to $3.9 million for the year ended December 31, 2007, which resulted primarily from an increase in pre-tax net income for VRC from approximately $2.5 million for the year ended December 31, 2006 to approximately $9.5 million for the year ended December 31, 2007. Because VRC is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices, tax losses of the Affiliated Medical Practices are not available to offset taxable income of VRC. The difference in the consolidated group for financial statement purposes and tax purposes, combined with the valuation allowances established for deferred tax assets related to net operating loss carryforwards of certain of the Affiliated Medical Practices, resulted in the increase in income tax expense for the year ended December 31, 2007 compared to the year ended December 31, 2006. These factors resulted in an effective tax rate of 52.8% for the year ended December 31, 2007 compared to a rate of 175.9% for the year ended December 31, 2006.

Preferred Stock Accretion.  Preferred stock accretion decreased from $11.4 million for the year ended December 31, 2006 to $10.1 million for the year ended December 31, 2007. This accretion relates to our Series A Preferred Stock, which was issued on May 2, 2005, and is calculated based on the difference between the estimated fair value of the Series A Preferred Stock as of the consolidated balance sheet date compared to the fair value of the stock on the previous consolidated balance sheet date. All shares of our Series A Preferred Stock were converted to common stock at the time of our initial public offering, and as a result, there was no further recognition of preferred stock accretion or decretion for periods after December 31, 2007.

Quarterly Results of Operations

The following table presents our unaudited consolidated results of operations and other financial data for the last eight quarters. The financial data presented below reflects the consolidated operations of Virtual Radiologic Corporation and the Affiliated Medical Practices. You should read the following table in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. We have prepared the unaudited interim consolidated financial statements in accordance with GAAP, and the rules and regulations of the SEC for the interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the results of our operations for the interim periods.

	Three Months Ended
	Dec 31,	Sept 30,	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Jun 30,	Mar 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(in thousands)

Consolidated Statement of Operations Data:
Revenue	$28,301	$29,025	$25,921	$23,320	$22,945	$24,033	$21,163	$18,102
Operating costs and expenses(1)	26,580	23,785	22,458	19,957	20,741	20,244	20,002	16,026

Operating income	1,721	5,240	3,463	3,363	2,204	3,789	1,161	2,076
Other income (expense)
Interest Income	149	185	89	176	199	138	71	43
Interest Expense	—	—	—	—	(1,938)	(435)	(1)	(6)

Other income (expense)	149	185	89	176	(1,739)	(297)	70	37

Income before non-controlling interest and income tax	1,870	5,425	3,552	3,539	465	3,492	1,231	2,113
Non-controlling interest expense (income)	4	2	4	4	(2,108)	1,752	(341)	680
Income tax expense	976	1,859	1,548	1,535	1,288	1,192	995	392

Net income	890	3,564	2,000	2,000	1,285	548	577	1,041
Series A Cumulative Redeemable Convertible Preferred Stock decretion (accretion)	—	—	—	—	14,941	(4,950)	(24,892)	4,774
Cash dividends paid on preferred stock	—	—	—	—	—	(13,596)	—	—

Net income (loss) available to common shareholders	$890	$3,564	$2,000	$2,000	$16,226	$(17,998)	$(24,315)	$5,815

Earnings (loss) per share:
Basic	$0.06	$0.21	$0.12	$0.12	$1.28	$(2.22)	$(3.27)	$0.56
Diluted	$0.05	$0.21	$0.12	$0.12	$0.08	$(2.22)	$(3.27)	$0.08

(1)	Includes the non-cash stock-based compensation, medical malpractice loss reserves, and depreciation and amortization charges set forth in the following table:

	Three Months Ended
	Dec 31,	Sept 30,	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Jun 30,	Mar 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(in thousands)

Professional services
Non-cash stock-based compensation	$499	$(419)	$(64)	$(495)	$759	$875	$2,158	$(105)
Medical malpractice loss reserves	997	—	—	—	—	—	—	—
Sales, general and administrative
Non-cash stock-based compensation	423	417	422	282	278	292	89	27
Depreciation and amortization	1,343	1,286	1,216	855	787	654	549	498

	$3,262	$1,284	$1,574	$642	$1,824	$1,821	$2,796	$420

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

Our financial position included cash and cash equivalents of $19.2 million and $33.5 million at December 31, 2008 and 2007, respectively. In addition, we have short-term investments totaling $10.1 million at December 31, 2008. We have historically funded our operations from cash flows generated by our operating activities, by proceeds generated from the sale of our Series A Preferred Stock and common stock, and from borrowings under previous revolving credit facilities.

The reported changes in cash and cash equivalents for the years ended December 31, 2008, 2007 and 2006 are summarized below:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Net cash provided by operating activities	$14,496	$6,861	$3,977
Net cash (used in) provided by investing activities	(25,135)	(5,093)	1,208
Net cash (used in) provided by financing activities	(3,668)	25,761	(2,315)

(Decrease) increase in cash and cash equivalents	$(14,307)	$27,529	$2,870

Cash Flows from Operating Activities

For the year ended December 31, 2008, we generated $14.5 million of net cash from operating activities from net income of $8.5 million. Our net cash from operations during this period included cash inflows of $2.7 million as a result of an increase in accrued expenses and $1.3 million as a result of a decrease in current taxes receivable. These inflows were offset by cash outflows of $5.2 million from an increase in our accounts receivable, which resulted primarily from the growth in our business and a slight increase in the average number of days our sales were outstanding from approximately 49 days for the year ended December 31, 2007 to 52 days for the year ended December 31, 2008. The net cash from operations also included cash outflows of $1.2 million resulting from an increase in other current assets. In addition, we had non-cash charges of $4.7 million for depreciation and amortization, $1.1 million for equity-based compensation, $879,000 for the allowance for doubtful accounts and sales credits, $666,000 for asset impairments and $658,000 as a result of an increase in deferred income taxes.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $25.1 million for the year ended December 31, 2008, which was comprised primarily of $10.1 million for the purchase of short-term investments in the form of certificates of deposit, $8.4 million in capital expenditures associated with purchases of equipment and continued investment in our information technology infrastructure and $6.5 million, net of cash received, for the acquisition of Diagna.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $3.7 million for the year ended December 31, 2008. Our net cash used in financing activities included outflows of $8.0 million paid for the repurchase of our common stock and $306,000 for payments of costs related to our initial public offering. These outflows were partially offset by increases of $4.4 million as a result of tax benefits generated by the disqualified disposition of stock options during the period and $242,000 of net proceeds from the issuance of common stock relating to the exercise of stock options.

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

Future Liquidity Requirements

We believe that our cash balances and the expected cash flow from our operations will be sufficient to fund our operating activities, working capital and capital expenditure requirements for the foreseeable future. We expect our long-term liquidity needs to consist primarily of working capital and capital expenditure requirements. We intend to fund these long-term liquidity needs from cash generated from operations along with cash generated by potential future financing transactions. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Potential investments in, or acquisitions of, complementary businesses, services or technologies could also require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of December 31, 2008. The professional services agreements that we entered into with our affiliated radiologists are not included in the following table because those contracts, subject to certain notice provisions, may be terminated by either party.

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)

Operating Lease Commitments(1)	$18,931	$2,055	$4,289	$3,290	$9,297

(1)	Operating lease commitments consist of: (i) leases for our office facilities in Minnetonka, Minnesota, Eden Prairie, Minnesota, Maui, Hawaii and Mountain View, California and (ii) the security deposit and lease for our new corporate headquarters in Eden Prairie, Minnesota.

On January 22, 2008, we entered into two new license agreements for the provision of network related services that allow us to utilize space in a building in Minnetonka, Minnesota, that houses one of our data centers. The license agreements commenced on February 15, 2008 and June 1, 2008 and have 36 month terms, expiring in February 2011 and May 2011, respectively. Both license agreements have monthly minimum usage requirements of $10,000 for which we are obligated to pay if actual services used do not exceed these minimums. These service minimums have been recorded as a liability as of December 31, 2008, in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FASB Staff Position, or FSP, FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners . The maximum potential amount of future payments is $545,000 and the current portion of this obligation is $240,000, which is recorded in other current liabilities on the consolidated balance sheet as of December 31, 2008. The non-current portion is recorded in other liabilities on the consolidated balance sheet as of December 31, 2008. This obligation will become due immediately if we prematurely terminate either of the license agreements.

We did not have any current or future capital lease commitments as of December 31, 2008.

Excluded from contractual obligations and commitments are certain amounts related to our uncertain tax positions recognized in accordance with Financial Interpretation No. 48, Accounting for Uncertain Income Tax, as the timing and amount of any payment related to these tax positions remain uncertain. As of December 31, 2008 we have recognized $135,000 related to these uncertain tax positions.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of

SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The aspects that have been deferred by FSP FAS 157-2 will be effective for us beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact of the deferred portion of this statement. The portion not deferred was adopted in the first quarter of 2008 with no material impact to our financial assets and liabilities that are covered by this pronouncement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. This standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We have not elected the fair value option for eligible items that existed as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early application of this statement is prohibited. We will evaluate the impact of this statement on future acquisitions as applicable.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS No. 160, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. Early adoption of this statement is prohibited. This statement will not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, this FASB Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This is effective for fiscal years beginning after December 15, 2008. This statement will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2008, FASB issued FSP FAS 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, this FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises to provide additional disclosures about their involvement with variable interest entities. This is effective for reporting periods ending after December 15, 2008. This statement does not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

As of December 31, 2008, we did not have significant exposure to foreign currency exchange rates as substantially all of our transactions are denominated in U.S. dollars. VRL’s functional currency is the British pound; however, as of and for the year ended December 31, 2008, VRL’s operations are immaterial to our consolidated results of operations and financial position.

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

Virtual Radiologic Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The supplementary financial data required by this Item 8 is included in Item 7 under “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Virtual Radiologic Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ (deficiency) equity and of cash flows present fairly, in all material respects, the financial position of Virtual Radiologic Corporation and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Chicago, Illinois
February 19, 2009

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	December 31,
	2008	2007
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$19,180	$33,487
Short-term investments	10,136	—
Restricted cash	700	700
Accounts receivable, net	17,383	12,486
Prepaid expenses	1,704	2,073
Current taxes receivable	664	1,995
Other current assets	1,758	336

Total current assets	51,525	51,077
Property, plant and equipment, net	11,692	8,013
Intangible assets, net	5,073	252
Goodwill	858	—
Deferred tax asset	184	—
Medical malpractice excess loss reserves receivable	1,288	—
Other assets	381	94

Total assets	$71,001	$59,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$421	$801
Accrued professional services compensation expense	5,690	4,681
Accrued sales, general and administrative compensation expense	1,383	1,717
Medical malpractice loss reserves	1,419	25
Other accrued expenses	1,848	1,248
Current deferred tax liability	1,103	237
Other current liabilities	642	161

Total current liabilities	12,506	8,870
Non-current taxes payable	235	—
Deferred rent	150	204
Medical malpractice excess loss reserves	1,288	—
Other non-current liabilities	305	24
Non-controlling interest	22	8
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized at December 31, 2008 and 2007; 15,849,398 and 16,463,173 shares issued and outstanding at December 31, 2008 and 2007, respectively	17	16
Additional paid-in capital	95,881	90,165
Treasury stock at cost, 944,760 shares at December 31, 2008	(8,000)	—
Accumulated deficit	(31,397)	(39,851)
Accumulated other comprehensive loss	(6)	—

Total stockholders’ equity	56,495	50,330

Total liabilities and stockholders’ equity	$71,001	$59,436

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except share data)

Revenue	$106,567	$86,243	$54,099

Operating costs and expenses
Professional services	49,363	43,607	29,973
Sales, general and administrative	38,717	30,918	22,270
Depreciation and amortization	4,700	2,488	1,351

Total operating costs and expenses	92,780	77,013	53,594

Operating income	13,787	9,230	505
Other income (expense)
Interest income	599	451	254
Interest expense	—	(2,380)	(37)

Total other income (expense)	599	(1,929)	217

Income before non-controlling interest and income taxes	14,386	7,301	722
Non-controlling interest expense (income)	14	(17)	25

Income before income taxes	14,372	7,318	697
Income tax expense	5,918	3,867	1,226

Net income (loss)	8,454	3,451	(529)
Series A Cumulative Redeemable Convertible Preferred Stock accretion	—	(10,127)	(11,437)
Cash Dividends Paid:
Series A Preferred Stock	—	(13,596)	—

Net income (loss) available to common stockholders	$8,454	$(20,272)	$(11,966)

Earnings (loss) per common share
Basic	$0.51	$(2.31)	$(1.80)
Diluted	$0.50	$(2.31)	$(1.80)
Weighted average common shares outstanding
Basic	16,500	8,762	6,640
Diluted	16,976	8,762	6,640

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Common		Accumulated	Total
			Additional		Stock		Other	Stockholders’
	Common Stock		Paid-In	Treasury	Subscription	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Stock	Receivable	Deficit	Income	(Deficiency)
	(in thousands)

Balance at December 31, 2005	6,604	$7	$(23,328)	$—	$(200)	$(2,864)	$—	$(26,385)
Accretion of Series A Cumulative Redeemable Convertible Preferred Stock	—	—	(11,437)	—	—	—	—	(11,437)
Equity based compensation for independent contractor physicians	—	—	3,416	—	—	—	—	3,416
Equity based compensation for employees	—	—	115	—	—	—	—	115
Stock subscription receivable payment	—	—	—	—	200	—	—	200
Issuance of common stock to independent contractor physicians	35	—	105	—	—	—	—	105
Stock option exercises	80	—	80	—	—	—	—	80
Net loss	—	—	—	—	—	(529)	—	(529)

Balance at December 31, 2006	6,719	$7	$(31,049)	$—	$—	$(3,393)	$—	$(34,435)

Accretion of Series A Cumulative Redeemable Convertible Preferred Stock	—	—	(10,127)	—	—	—	—	(10,127)
Equity based compensation for independent contractor physicians	—	—	3,687	—	—	—	—	3,687
Equity based compensation for employees	—	—	686	—	—	—	—	686
Stock option exercises	2,045	2	1,512	—	—	—	—	1,514
Common stock re-purchased	(910)	(1)	(10,009)	—	—	—	—	(10,010)
Common stock re-issued	910	1	10,009	—	—	—	—	10,010
Warrant exercise	72	—	1	—	—	—	—	1
Payment of dividend	—	—	—	—	—	(39,909)	—	(39,909)
Common stock issued in initial public offering	4,000	4	63,236	—	—	—	—	63,240
Series A Preferred Stock conversion to common stock	3,627	3	61,650	—	—	—	—	61,653
Excess tax benefit from exercises of stock options	—	—	4,780	—	—	—	—	4,780
Stock issuance costs	—	—	(4,211)	—	—	—	—	(4,211)
Net income	—	—	—	—	—	3,451	—	3,451

Balance at December 31, 2007	16,463	$16	$90,165	$—	$—	$(39,851)	$—	$50,330

Net income	—	—	—	—	—	8,454	—	8,454
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	—	(6)	(6)

Total comprehensive income								$8,448
Equity based compensation for independent contractor physicians	—	—	(479)	—	—	—	—	(479)
Equity based compensation for employees	—	—	1,544	—	—	—	—	1,544
Stock option exercises	331	1	313	—	—	—	—	314
Excess tax benefit from exercises of stock options	—	—	4,396	—	—	—	—	4,396
Stock issuance costs	—	—	(58)	—	—	—	—	(58)
Repurchase of common shares	(945)	—	—	(8,000)	—	—	—	(8,000)

Balance at December 31, 2008	15,849	$17	$95,881	$(8,000)	$—	$(31,397)	$(6)	$56,495

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)

Cash flows from operating activities
Net income (loss)	$8,454	$3,451	$(529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Non-controlling interest	14	(17)	25
Provision for doubtful accounts and sales allowance	879	298	191
Depreciation and amortization	4,700	2,488	1,351
Amortization of debt issuance costs	—	1,428	—
Interest and discount amortization on short-term investment	—	—	(67)
Loss on disposal and impairment of property, plant and equipment	774	114	90
Equity based compensation for independent contractor physicians	(479)	3,687	3,416
Equity based compensation for employees	1,544	686	115
Deferred income taxes	659	197	64
Changes in operating assets and liabilities
Accounts receivable	(5,212)	(3,748)	(4,648)
Prepaid expenses	369	(577)	(606)
Current taxes receivable	1,330	(1,995)	—
Other current assets	(1,179)	(301)	(35)
Other assets	—	(23)	(11)
Accounts payable	(498)	350	93
Accrued expenses	1,329	1,390	3,770
Medical malpractice loss reserves	1,394	(75)	100
Current taxes payable	—	(608)	608
Other current liabilities	236	130	32
Non-current taxes payable	235	—	—
Deferred rent	(53)	(14)	18

Net cash provided by operating activities	14,496	6,861	3,977

Cash flows from investing activities
Purchase of property, plant and equipment	(8,429)	(5,051)	(3,511)
Proceeds from sale of property, plant and equipment	49	11	—
Payments to acquire patents	(74)	(53)	(40)
Payment for acquisition related costs	(98)	—	—
Cash paid for acquisition, net of cash acquired	(6,447)	—	—
Purchase of short-term investment	(10,136)	—	—
Proceeds from maturity of short-term investment	—	—	5,159
Restricted cash	—	—	(400)

Net cash (used in) provided by investing activities	(25,135)	(5,093)	1,208

Cash flows from financing activities
Payments on related party notes payable	—	—	(200)
Payments on capital leases	—	(21)	(292)
Payment of offering costs	(306)	(2,139)	(1,823)
Proceeds from issuance of common stock	—	63,240	—
Proceeds from stock option exercises	242	1,238	—
Payments for the re-purchase of common stock	—	(10,010)	—
Proceeds from the re-issuance of common stock	—	10,010	—
Excess tax benefit from exercises of stock options	4,396	4,780	—
Repurchases of common stock	(8,000)	—	—
Proceeds from the issuance of debt	—	41,000	—
Payment of debt	—	(41,000)	—
Payment of debt issuance costs	—	(1,428)	—
Cash dividends paid	—	(39,909)	—

Net cash (used in) provided by financing activities	(3,668)	25,761	(2,315)

Net (decrease) increase in cash and cash equivalents	(14,307)	27,529	2,870
Cash and cash equivalents
Beginning of period	33,487	5,958	3,088

End of period	$19,180	$33,487	$5,958

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$940	$30
Cash paid for income taxes	(900)	1,298	412
Significant non-cash transactions
Medical malpractice excess receivable	1,288	—	—
Medical malpractice excess liability	1,288	—	—
Stock issuance costs reclassified to additional paid-in capital	—	4,211	—
Accretion of Series A Preferred Stock	—	10,127	11,437
Series A Preferred stock conversion to common stock	—	61,653	—

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.	Business Overview

Virtual Radiologic Corporation, or VRC, a Delaware corporation, provides radiologic interpretations, or reads, via teleradiology for emergency and routine care coverage to radiology practices, hospitals, clinics and diagnostic imaging centers primarily located within the United States. Virtual Radiologic Professionals, LLC, or VRP, a Delaware limited liability company, is VRC’s affiliated physician-owned medical practice that contracts with the Company’s affiliated radiologists for the provision of their services to fulfill customer contracts held by VRC or the other Professional Corporations (as defined below).

Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. are collectively referred to as the “Professional Corporations.” As of December 31, 2008 each of these entities was a professional corporation with one stockholder, who was also an officer and a director of VRC, and an owner of VRP. The Professional Corporations were formed as the Company’s business expanded to facilitate compliance with the corporate practice of medicine laws in the states in which they conduct business. VRP and the Professional Corporations are collectively referred to as the “Affiliated Medical Practices.”

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

The term “Company” as used in this report refers to VRC, its Affiliated Medical Practices, VRL and VPIL.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company consolidates its financial results in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. The Company has determined that the Affiliated Medical Practices are VIEs and that VRC is the primary beneficiary of such VIEs, as defined by FIN 46R. The Affiliated Medical Practices were created as the Company’s business expanded for the purpose of facilitating compliance with corporate practice of medicine laws in the various states in which VRC operates. The management of VRC was involved significantly in the design and creation of the VIEs and, with the exception of

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rendering medical judgments, holds significant influence over their continuing operations. Although VRC holds no legal ownership in the VIEs, as a result of the pricing structure inherent in the management agreements that exist between the entities, VRC will absorb a majority of the VIEs expected future losses and receive a majority of the VIEs expected residual returns. As such, the Company has concluded that VRC is required to consolidate the VIEs. As of December 31, 2008, VRC has funded losses of the VIEs totaling approximately $8.0 million and expects to continue to fund the majority of the losses for the foreseeable future. VRC will only receive residual returns up to the amount of previously recognized losses.

The effect of the VIEs’ consolidation on the Company’s consolidated balance sheet at December 31, 2008, was an increase in the Company’s assets and liabilities of approximately $11.1 million and $6.1 million, respectively. At December 31, 2007, as a result of consolidating the VIEs, the Company’s assets and liabilities increased by approximately $9.8 million and $4.9 million, respectively. The liabilities of the VIEs consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of the VIEs. Likewise, the assets of the VIEs consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets. For the years ended December 31, 2008, 2007 and 2006, the revenue of the VIEs represented approximately 46%, or $48.5 million, 46%, or $39.8 million and 42%, or $22.9 million of the consolidated revenue of the Company, respectively. Through consolidation, the Company recognizes all net losses of each VIE in excess of the equity of that VIE. The Company recognizes net earnings of each VIE only to the extent it is recovering losses previously recognized with respect to that VIE. Earnings of each VIE in excess of the Company’s previously recognized losses with respect to that VIE are eliminated from the Company’s earnings and are attributed to the respective equity owners of that VIE by recording such earnings as non-controlling interest on the Company’s consolidated financial statements. During 2006, additional VIEs were formed and for the year ended December 31, 2006, one of those VIEs experienced individual net income that resulted in non-controlling interest expense relating to that VIE of approximately $25,000. During the year ended December 31, 2007, one of the VIEs experienced net losses that decreased its’ positive equity position, but did not exceed it. As a result, the Company recognized non-controlling interest income of approximately $17,000 relating to losses of that Affiliated Medical Practice. During the year ended December 31, 2008, one of the VIEs experienced net income that increased its’ positive equity position. As a result, the Company recognized non-controlling interest expense of approximately $14,000 relating to losses of that Affiliated Medical Practice.

As of and for the years ended December 31, 2008, 2007 and 2006, the financial statements of VRC have been presented on a consolidated basis to include its variable interests in the Affiliated Medical Practices. In addition, as of and for the years ended December 31, 2008 and 2007, VRC consolidated VRL, one of VRC’s wholly owned subsidiaries. VRC consolidated VPIL, VRC’s other wholly owned subsidiary, since its inception on October 21, 2008.

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

Restricted Cash

Under the terms of its previous medical malpractice insurance policy, the Company was required to maintain, on deposit with a bank, and restricted as to its use, $700,000 in the event multiple malpractice claims were filed.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Such funds will remain restricted until all claims made under the Company’s previous medical malpractice insurance policy are closed.

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

Software Development Costs

The Company also capitalizes internally developed software costs in accordance with the Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1. SOP 98-1 requires that costs incurred during the application development stage be capitalized and amortized over the useful life once the assets are placed in service. These costs primarily include compensation costs for employees who are involved in the application development stage and direct costs of materials utilized during application development. Generally, the Company amortizes these costs over three years unless a shorter life is deemed appropriate based on the remaining useful life of the asset. When the Company enters the development stage for a new application, management reviews the remaining useful life of previously developed applications to determine if an adjustment to the amortization period is warranted. The Company has capitalized costs of approximately $1.6 million and $554,000 in accordance with the provisions of SOP 98-1 as of December 31, 2008 and 2007, respectively. The Company has recognized amortization of capitalized software development costs related to SOP 98-1 of $350,000, $92,000 and $40,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company also capitalizes internally developed software costs on products which are intended to be marketed to outside parties in accordance with Statement of Financial Accounting Standards, or SFAS, No. 86: Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or SFAS No. 86. SFAS No. 86 requires that costs incurred during the research and development phase, prior to the product reaching technological feasibility, be expensed. Once the product has reached technological feasibility, all production costs should be capitalized and reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized on a straight-line basis over the remaining useful life of the product. The Company has capitalized costs of approximately $156,000 and $230,000 in accordance with the provisions of SFAS No. 86 as of December 31, 2008 and 2007, respectively. The Company has recognized amortization of capitalized software development costs related to SFAS No. 86 of $89,000 and $13,000 for the year ended December 31, 2008 and 2007, respectively. There were no capitalized software development costs related to SFAS No. 86 prior to 2007.

Intangible Assets and Other Long-Lived Assets

Intangible assets include patents, non-compete agreements and customer relationships. Patent application costs are being amortized on a straight-line basis over 15 years, which approximates their respective economic lives. The Company believes the straight-line method of amortization for patent application costs allocates the cost to earnings in proportion to the amount of economic benefit. Non-compete agreements and customer relationships represent assets acquired in the purchase of Diagna. Non-compete agreements are being amortized on a straight line basis over their term of two years and customer relationships are amortized over ten years on an accelerated basis

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilizing the annual discounted economic cash flows associated with the acquired customer relationships. For more information regarding these assets, see Note 4 — Acquisition.

The Company regularly evaluates the carrying value of long-lived assets for events or changes in circumstances that indicate that the carrying amount may not be recoverable or that the remaining estimated useful life should be changed. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value.

Goodwill

The Company records acquired assets, including identifiable intangible assets, and liabilities at their respective fair values, recording as goodwill the excess of cost over the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, the Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired.

Medical Malpractice Loss Reserves

The Company maintains professional liability insurance policies with third-party insurers on a claims-made basis, subject to self-insured retention, deductibles, exclusions and other restrictions. The Company’s self-insured retention under its professional liability insurance program is insured through a wholly owned captive insurance subsidiary. The Company records liabilities for specific case reserves, claims made loss development reserves and claims incurred but not reported based on specific case analysis and an actuarial valuation using industry data and our historical loss patterns. The actuarial analysis utilizes industry loss data as a result of the Company’s limited loss history. An inherent assumption in such estimates is that industry data and the Company’s historical loss patterns can be used to predict future patterns with reasonable accuracy. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. Insurance liabilities are necessarily based on estimates, including claim frequency and severity. Liabilities for claims incurred but not reported are not discounted.

Medical Malpractice Excess Loss Reserves and Receivables

In accordance with FIN 39, Offsetting of Amounts Related to Certain Contracts, the Company records gross receivables and liabilities for medical malpractice loss reserves in excess of the Company’s deductible or self insured retention for reported claims other than unreserved claims and claims with agreed upon losses. The Company recorded $1.3 million in gross receivables and liabilities as medical malpractice excess loss reserves and receivables on its Consolidated Balance Sheet as of December 31, 2008. The Company did not record medical malpractice loss reserves and receivables as of December 31, 2007 as the amounts were immaterial.

Operating Leases

The Company leases various office space under operating leases. Certain lease arrangements contain rent escalation clauses for which the lease expenses are recognized on a straight-line basis over the terms of the leases. Rent expense that is recognized but not yet paid is included in deferred rent on the consolidated balance sheets.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition and Trade Accounts Receivable

The Company sells its teleradiology to radiology practices, hospitals, clinics and imaging centers. Teleradiology revenue is recognized in the period when a diagnostic read and operational support services have been completed and when collection is reasonably assured.

Revenue realized through the licensing of vRad Enterprise Connectsm was not material for the year ended December 31, 2008.

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectable receivables. The allowance is comprised of specific reserves and a general reserve for potentially uncollectable amounts based on the Company’s historical bad debt experience. In determining the amount of the specific reserve, the Company reviews the accounts receivable for customers who are past due to identify specific customers with known disputes or collectability issues. Judgments are made about their creditworthiness based on collections information available to the Company and historical payment performance. A sales allowance is also maintained to reserve for potential credits issued to customers. The amount of the reserve is determined based on historical credits issued.

Income Taxes

VRC, as a corporation, and the Professional Corporations, as sole owner professional corporations, recognize income taxes under the asset and liability method. As such, deferred taxes are based on the temporary differences, if any, between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred taxes are determined using the enacted tax rates that are expected to apply when the temporary differences reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As of December 31, 2008 VRP was a limited liability company, which elected to be taxed as a partnership, and as such was not subject to federal income taxes. Rather, the owners were subject to federal income taxation based on their respective allocation of VRP’s net taxable income or loss on a cash basis. VRP did not record any current or deferred assets, liabilities, or expenses related to federal income taxes. However, losses generated by the Affiliated Medical Practices that were funded by VRC resulted in temporary differences between VRC’s book and tax basis of accounting. The temporary differences will reverse in future periods to the extent those losses are able to be recovered by VRC.

As previously noted, the Company consolidates its financial results under the provisions of FIN 46R. For income tax purposes, however, the Company is not considered a consolidated entity. As a result, income generated by the Affiliated Medical Practices, as well as any losses the Affiliated Medical Practices recognize, are excluded from VRC’s calculation of income tax liability. In addition, losses generated by the Affiliated Medical Practices that are recognized by VRC result in temporary differences between VRC’s book and tax bases of accounting. These temporary differences will reverse in future periods to the extent those losses are able to be recovered by VRC.

Developing a provision for income taxes, including the effective tax rate and the analysis of potential tax exposure items, if any, requires significant judgment. The Company’s judgment and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated financial condition, results of operations, and/or cash flows of the Company.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional Services Expense

Professional services expense consists primarily of the fees the Company pays to its affiliated radiologists, non-cash stock-based compensation expense related to those independent contractor physicians, medical malpractice loss development reserves and incurred but not reported claims reserves. The Company also includes premiums related to medical liability insurance in professional services expense, which are expensed over the life of the insurance policy on a straight-line basis. The Company’s affiliated radiologists are independent contractors and they are compensated using a formula that includes a base level of compensation and additional bonus compensation, which is generally based on the number of hours worked and the number and type of reads performed. The Company recognizes professional services expense in the month in which the services are performed. The Company recorded medical malpractice loss development reserves and incurred but not recorded claims reserves of $573,000 and $424,000, respectively, during the year ended December 31, 2008.

Sales, General and Administrative Expenses

Sales, general and administrative expenses are generally comprised of employee compensation expenses associated with the management of the Company’s distributed diagnostic network, promotional and advertising expenses, and other operating expenses. The Company recognizes these expenses when incurred.

Prior to 2008, the Company recorded only specific reserves for medical malpractice claims in accordance with SFAS No. 5 as a result of the Company’s limited historical loss experience. The Company recorded specific claims reserves of $825,000, $50,000 and $100,000 for the years ended December 31, 2008, 2007 and 2006, respectively, which amounts are included in sales, general and administrative expense on the Consolidated Statement of Operations.

Advertising expense for the Company, which is included in sales, general and administrative expenses and expensed over the duration of the advertisement, was $155,000, $244,000, and $307,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, using the prospective application method, to account for stock-based compensation expense associated with the issuance of stock options to employees and directors on or after January 1, 2006. The unvested compensation costs at January 1, 2006, which relate to grants of options that occurred prior to the date of adoption of SFAS No. 123R, will continue to be accounted for under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB No. 25. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments computed at the date of grant. The fair value of all employee and director stock option awards is expensed in the consolidated statements of operations over the related vesting period of the options. The Company calculates the fair value on the date of grant using a Black-Scholes model. For the years ended December 31, 2008, 2007 and 2006, stock-based compensation expense related to employees was $1.5 million, $686,000 and $115,000, respectively. This expense is included in sales, general and administrative expenses.

For all options issued prior to January 1, 2006, in accordance with the provisions of APB No. 25, compensation costs for stock options granted to employees were measured at the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee paid to acquire the stock. The table which follows provides the pro-forma disclosures required in accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as if the fair value method had been applied in the periods presented. The Company calculated the fair value using a Black-Scholes model assuming the minimum value method had been used. If the Company had adopted the fair value based accounting method to account for the cost of stock option grants occurring prior to January 1, 2006, and charged compensation cost against income over the vesting period

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the fair value of options at the date of grant, the Company’s net income (loss) in the periods presented would have been decreased or increased as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)

Net income (loss), as reported	$8,454	$3,451	$(529)
Less:
Total employee stock-based compensation expense determined under the fair value-based method, net of related tax effects	26	33	63

Pro forma net income (loss)	$8,428	$3,418	$(592)

Pro forma earnings (loss) per common share:
Basic
As reported	$0.51	$(2.31)	$(1.80)
Pro forma	0.51	(2.31)	(1.81)
Diluted
As reported	$0.50	$(2.31)	$(1.80)
Pro forma	0.50	(2.31)	(1.81)

The Company also records stock-based compensation expense in connection with any grant of stock options to independent contractor physicians. The Company calculates the stock-based compensation expense associated with these grants in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Good or Services, or EITF Issue No. 96-18, by determining the fair value using a Black-Scholes model. EITF Issue No. 96-18 requires that stock instruments issued to these independent contractor physicians be recorded at their fair value at the date the stock instruments were issued and adjusted to their then current fair value in every subsequent reporting period thereafter until the stock instruments are fully vested or forfeited. Total non-cash stock-based compensation related to independent contractor physicians, which is included in professional services expense, was income of approximately $479,000 for the year ended December 31, 2008, and expense of $3.7 million and $3.4 million for the years ended December 31, 2007 and 2006, respectively.

Accounting for Series A Preferred Stock

In June 2005, the Company began recording the current estimated fair value of its Series A Cumulative Redeemable Convertible Preferred Stock, or Series A Preferred Stock on a quarterly basis based on the fair market value of that stock as determined by the Company’s management and / or the Company’s Board of Directors. In accordance with Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Abstracts, Topic D-98, Classification and Measurement of Redeemable Securities, the Company records changes in the current fair value of its Series A Preferred Stock in the consolidated statements of changes in stockholders’ equity (deficiency) as accretion of Series A Cumulative Redeemable Convertible Preferred Stock and as additional paid-in capital, and in the consolidated statements of operations as Series A Cumulative Redeemable Convertible Preferred Stock accretion.

Upon completion of the Company’s initial public offering in November 2007, all outstanding shares of Series A Preferred Stock were automatically converted into common stock and the rights of the holders of the Series A Preferred Stock to exercise redemption rights were terminated. As of December 31, 2008 and 2007, there were no shares of Series A Preferred Stock outstanding.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality credit institutions. At times, such amounts may be in excess of insured amounts.

Credit risk related to accounts receivable is largely mitigated by the Company’s credit evaluation process and the reasonably short collection terms of its receivables. Management makes judgments as to its ability to collect outstanding receivables based upon the Company’s historical collections experience, the current aging of past due accounts, the financial condition of its customers and the general economic conditions of its marketplace, and has established an allowance for doubtful accounts based on that judgment.

Fair Value Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents, short-term investments and short-term trade receivables and payables for which current carrying amounts approximate fair market value.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarified the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157 or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The remainder of SFAS No. 157 is effective, for the Company, beginning in the first quarter of fiscal year 2009. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of the deferred portion of this statement. The portion not deferred was adopted in the first quarter of 2008 with no material impact to financial assets and liabilities that are covered by this pronouncement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. This standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early application of this statement is prohibited. The Company will evaluate the impact of this statement on future acquisitions as applicable.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS No. 160, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. Early adoption of this statement is prohibited. This statement will not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets , this FASB Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This is effective for fiscal years beginning after December 15, 2008. This statement will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2008, FASB issued FSP FAS 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, this FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises to provide additional disclosures about their involvement with variable interest entities. This is effective for reporting periods ending after December 15, 2008. This statement does not have a material impact on our consolidated financial position, results of operations or cash flows.

3.	Selected Consolidated Financial Statement Information

Short-term Investments

The Company’s short-term investments are classified as held-to-maturity investments. The Company intends and has the ability to hold these investments to maturity, and therefore carries such investments at cost in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cost approximates fair value due to the highly liquid nature of these investments.

	As of December 31,
	2008	2007
	(in thousands)

Due in one year or less:
Certificates of deposit	$10,136	$—

Accounts Receivable, Net

	December 31,
	2008	2007
	(in thousands)

Accounts receivable	$17,762	$12,829
Less: Allowance for doubtful accounts	360	328
Less: Allowance for sales credits	19	15

Accounts receivable, net	$17,383	$12,486

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allowance for	Allowance for
	Doubful Accounts	Sales Credits
	(in thousands)

Beginning Balance, January 1, 2006	$268	$10
Charged (credited) to costs and expenses	191	12
Deductions/Write-offs	(155)	(11)

Ending Balance, December 31, 2006	$304	$11

Beginning Balance, January 1, 2007	$304	$11
Charged (credited) to costs and expenses	98	202
Deductions/Write-offs	(74)	(198)

Ending Balance, December 31, 2007	$328	$15

Beginning Balance, January 1, 2008	$328	$15
Charged (credited) to costs and expenses	364	511
Deductions/Write-offs	(332)	(507)

Ending Balance, December 31, 2008	$360	$19

Property, Plant and Equipment, Net

	December 31,
	2008	2007
	(in thousands)

Equipment	$10,332	$6,390
Software	6,110	3,575
Furniture and fixtures	1,144	1,648
Leasehold improvements	342	345
Other	1,742	141

Total property, plant and equipment	19,670	12,099
Less: Accumulated depreciation and amortization	7,978	4,086

Property, plant and equipment, net	$11,692	$8,013

Depreciation expense and amortization related to the property, plant and equipment of the Company for the years ended December 31, 2008, 2007 and 2006, was approximately $4.2 million, $2.5 million and $1.3 million, respectively.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets the Company recorded an impairment of $509,000 during the year ended December 31, 2008. The charge related to portions of a trade show booth that were no longer being utilized during the fourth quarter. For those portions of the trade show booth it was determined that the carrying value of the assets was in excess of the fair value as determined by quoted market prices of third parties. The impairment charge is recorded in sales, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008. As of December 31, 2008 the Company is evaluating the possibility of utilizing certain portions of the asset in future periods.

In accordance with SFAS No. 86 the Company also recorded an impairment of $157,000 during the year ended December 31, 2008. The charge related to internally developed software to be sold that was previously being marketed to third parties. During the fourth quarter of 2008 the Company decided to focus marketing and software development resources on other priorities. As a result, as of December 31, 2008 the Company determined that the

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net realizable value was not sufficient to exceed the carrying value of the capitalized costs associated with this asset. The impairment charge is recorded in sales, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

Intangible Assets, Net

	December 31, 2008			December 31, 2007
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(in thousands)

Patent application costs	$347	$56	$291	$284	$32	$252
Non-compete agreements	298	105	193	—	—	—
Customer relationships	4,968	379	4,589	—	—	—

Intangible assets, net	$5,613	$540	$5,073	$284	$32	$252

Total amortization expense related to intangible assets for the years ended December 31, 2008, 2007 and 2006, was $508,000, $16,000 and $32,000, respectively.

As of December 31, 2008, future estimated amortization expenses related to intangible assets were as follows:

(in thousands)

2009	$1,121
2010	879
2011	690
2012	570
Thereafter	1,813

$5,073

This future amortization expense is an estimate. Actual amounts may change these estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Goodwill

We record acquired assets, including identifiable intangible assets, and liabilities at their respective fair values, recording to goodwill the excess of cost over the fair value of the net assets acquired. Goodwill will not be amortized but instead will be tested at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired, consistent with the guidance in SFAS No. 142. The tests are based on the Company’s single operating segment and reporting unit structure. The Company completed its annual test of impairment for goodwill and found no impairment for the year ended December 31, 2008. As of December 31, 2008 and 2007, the Company had goodwill of $858,000 and zero, respectively.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Accrued Expenses

	December 31,
	2008	2007
	(in thousands)

Professional fees	$282	$271
Property, plant and equipment	465	208
Licensing fees	289	231
Initial public offering costs	—	112
Medical claims	161	129
Board of Directors Fees	109	—
Other	542	297

Total other accrued expenses	$1,848	$1,248

4.	Acquisition

On April 14, 2008, the Company entered into a Membership Interest Purchase Agreement with Diagna Radiology, LLC, or Diagna, and Diagna’s owners, pursuant to which the Company purchased all of the membership interests of Diagna. Diagna was a teleradiology provider that offered 24-hour a day emergent and non-emergent services including subspecialty expertise in neuroradiology, musculoskeletal and nuclear medicine. Total consideration for the transaction was approximately $6.6 million, which included $6.0 million as the initial purchase price, $644,000 of current assets $149,000 of current liabilities and $93,000 of initial direct acquisition costs. Diagna’s owners may also receive additional cash consideration of up to an aggregate of $2.2 million to be paid as an earnout within 45 days of the end of each of the first two yearly anniversaries of the closing of the transaction. The earnout payments are to be calculated based upon certain gross profit requirements generated from revenues of Diagna customers during those two periods. As of December 31, 2008 the Company does not expect to make earn out payments under this agreement.

The acquisition of Diagna has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values.

The allocation of the purchase price has been prepared based on estimates of fair values, including acquired customer relationships and non-compete agreements. Management determined the fair values using the assistance of an independent valuation firm.

The following table presents the final allocation of the purchase price to the acquired assets and liabilities:

(in thousands)

Current assets, including cash of $57,000	$644
Property, plant and equipment	—
Intangible assets	5,266
Goodwill	858

Total assets acquired	6,768

Current liabilities	149

Total liabilities assumed	149

Net assets acquired	$6,619

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition of Diagna results in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Of the approximately $5.3 million of acquired intangible assets, approximately $300,000 was assigned to non-compete agreements with an estimated economic life of two years and $5.0 million was assigned to customer relationships with an estimated economic life of ten years. The economic life attributed to these acquired customer relationships is based on the Company’s historically low attrition rates as well as historically low attrition rates within the industry. The non-compete intangible assets are being amortized on a straight line basis over their term of two years and the customer relationship intangible assets are being amortized over ten years on an accelerated basis utilizing the annual discounted economic cash flows associated with these customer relationships. Goodwill of $858,000 represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill will not be amortized but instead will be tested at least annually for impairment consistent with the guidance in SFAS No. 142.

The acquisition was completed on April 15, 2008 and the financial position and results of operations of Diagna have been consolidated with the Company’s consolidated balance sheet, statements of operations and cash flows as of and for the eight and a half months ended December 31, 2008. Assuming the acquisition of Diagna had been completed at the beginning of the respective reporting periods, pro-forma consolidated revenue would have been $91.2 million for the year ended December 31, 2007, and $108.0 million for the year ended December 31, 2008. The resulting pro-forma net loss would have been $20.6 million for the year ended December 31, 2007, and pro-forma net income would have been $8.3 million for the year ended December 31, 2008. Pro-forma diluted (loss) earnings per common share would have been $(2.34) for the year ended December 31, 2007, and $0.49 for the year ended December 31, 2008. The pro forma information gives effect to actual operating results prior to the acquisition, and makes adjustment for, among other things, additional intangible asset amortization. The actual operating results prior to the acquisition, including the additional intangible asset amortization are tax-effected at the Company’s effective tax rate during the applicable period. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such savings or costs. The unaudited pro forma financial information is presented for informational purposes only.

5.	Financing Arrangements

In December 2006, the Company entered into a revolving credit agreement with Associated Bank, National Association. Pursuant to the terms of the revolving credit facility, up to $2.0 million was available to the Company provided that such amount did not exceed 80% of the Company’s outstanding accounts receivable. Any amounts outstanding under this revolving credit facility incurred interest at a rate equal to the greater of 5% or the prime rate (8.25% at June 30, 2007). The Company was required to pay a non-use fee for any unborrowed amounts at a rate of 0.25% per annum. Under the terms of this revolving credit facility, the Company was subject to, among other things, restrictions on incurring additional debt, liens and encumbrances. This revolving credit facility was terminated in August 2007.

The Company entered into a credit agreement, or the Senior Credit Facility, among the Company, the guarantors named therein, the lenders from time to time party thereto and NewStar Financial, Inc., as administrative agent, on August 29, 2007 that was comprised of a $4.0 million revolver and a $41.0 million term loan. The proceeds of the term loan after the payment of fees and expenses incurred in connection with the Senior Credit Facility, together with cash on hand, were used to fund a one-time dividend of $3.00 per share for common and preferred stockholders that was declared by the Board of Directors on August 10, 2007. On September 5, 2007, the Company paid an aggregate of approximately $39.9 million in respect of the dividend, which was paid to all of its stockholders of record as of August 29, 2007, including preferred stockholders. On November 20, 2007, the Company used approximately $43.4 million of the net proceeds from its IPO completed on November 14, 2007 to repay outstanding debt under the Senior Credit Facility, including interest accrued thereon and fees and expenses incurred in connection therewith. In connection with the repayment, the Company terminated the Senior Credit

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility on November 20, 2007. No prepayment penalties were incurred in connection with the termination of the Senior Credit Facility. As a result of early repayment of the term loan, accelerated amortization of approximately $1.4 million related to deferred debt issuance costs was recognized in interest expense for the year ended December 31, 2007.

6.	Stockholders’ Equity

In April 2007, certain current and former members of the Company’s management exercised options to purchase common stock in the Company and concurrently sold those shares of common stock to Generation Members Fund II LP and Generation Capital Partners VRC LP. Although no obligation existed to do so, in order to facilitate the flow of funds related to this transaction, the Company received payment for the shares to be purchased, withheld the exercise price for such shares and the applicable taxes, and distributed the net proceeds to the applicable selling stockholders, which effectively resulted in these stock option awards being settled for cash. The transaction was accounted for as a repurchase of equity awards under the provisions of SFAS No. 123R and FASB Staff Position FAS 123R-6, Technical Corrections of FASB Statement No. 123R. As such the cash transferred to repurchase these shares was recorded as common stock re-purchased and common stock re-issued in additional paid in capital in the Consolidated Statement of Changes in Stockholders’ Equity (Deficiency).

As described above, the proceeds of the term loan under the Senior Credit Facility, after the payment of fees and expenses incurred in connection with the Senior Credit Facility, together with cash on hand, were used to fund a one-time dividend of $3.00 per share that was declared by the Company’s Board of Directors on August 10, 2007. On September 5, 2007, the Company paid an aggregate of approximately $39.9 million in respect of a dividend of $3.00 per share to all of its stockholders of record as of August 29, 2007, which included approximately $2.7 million in accumulated dividends paid to the holders of the Company’s Series A Preferred Stock, approximately $10.9 million in participating dividends paid to the holders of the Company’s Series A Preferred Stock and approximately $26.3 million in dividends paid to the holders of the Company’s common stock.

7.	Preferred Stock

On May 2, 2005, the Company closed on a sale of shares of its Series A Preferred Stock. In connection with the preparation of the Company’s financial statements as of December 31, 2006, the Company’s Board of Directors established what it believed to be a fair market value of the Company’s Series A Preferred Stock. Changes in the current market value of the Series A Preferred Stock were recorded in the Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) as additional paid-in capital and accretion of Series A Cumulative Redeemable Convertible Preferred Stock and in the Consolidated Statements of Operations as Series A Cumulative Redeemable Convertible Preferred Stock accretion.

Each share of Series A Preferred Stock was automatically converted into shares of the Company’s common stock on November 20, 2007, upon the closing of the initial public offering of the Company’s common stock, pursuant to a registration statement on Form S-1 at a public offering price of $17.00 per share. As a result, dividends will no longer accumulate, and previously accumulated, undeclared and unpaid dividends are no longer payable on the Series A Preferred Stock by the Company.

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

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007, the placement agent exercised the warrant and purchased 72,533 shares of the Company’s common stock.

8.	Stock Purchase Plan and Stock Option Plan

On September 7, 2007, the Company’s Board of Directors adopted the Amended and Restated Equity Incentive Plan, or the VRC Incentive Plan, to consolidate and replace, upon effectiveness of the Company’s initial public offering, equity-based plans previously maintained by the Company including the previously effective Stock Purchase Plan and Equity Incentive Plan. The primary purpose of combining these plans was to ease the administrative burden associated with administering the Company’s equity-based compensation program. The VRC Incentive Plan became effective on November 14, 2007 and increased the total shares authorized and reserved for future issuance to 5,475,000 shares. The VRC Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock to the Company’s officers, employees and independent contractors. Options granted under the VRC Incentive Plan have a maximum duration of ten years and vest in five years or less in a manner approved by the Board of Directors. As of December 31, 2008, there were 2,183,995 options outstanding, which includes 120,000 options granted in May 2007 to members of the Company’s Board of Directors that were not issued pursuant to the Plan. As of December 31, 2008 and 2007, there were 386,517 and 616,591 shares of common stock reserved for future issuance, respectively.

The Company utilizes a Black-Scholes option pricing model to value stock option awards, which is an acceptable model to estimate the fair value of stock options in accordance with SFAS No. 123R. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. The Company does not have a formal dividend program; therefore the dividend rate variable in the Black-Scholes model is zero.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Company’s stock options.

The volatility assumption is calculated using volatility rates of companies in the Company’s industry sector because the Company is newly public and does not have sufficient relevant history to use its own historical volatility.

The expected term assumption is currently calculated using the simplified method in accordance with SAB 107, as extended by SAB 110, as a result of the plain vanilla nature of the option awards and the lack of sufficient relevant exercise history.

Stock-based compensation expense for employees and directors recognized in the Company’s consolidated statement of operations for the years ended December 31 2008, 2007 and 2006 is based on options granted on or after January 1, 2006, that are ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rates were estimated based on its historical experience. Prior to adoption of SFAS No. 123R, the Company accounted for forfeitures as they occurred for the purposes of its pro-forma disclosures required under SFAS No. 123, as disclosed in Note 2.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted and the assumptions used in the valuation of employee and director options for the years ended December 31, 2008, 2007 and 2006 are set forth in the table below.

	Year Ended December 31,
	2008	2007(1)	2006

Weighted average fair value of options granted	$14.41	$6.13	$4.93
Dividend yield	None	None	None
Weighted average risk-free interest rate	3.64%	4.59%	4.92%
Weighted average expected volatility	43.80%	40.40%	49.05%
Weighted average expected term of options (in years)	3.9	4.1	4.5

(1)	Includes 140,000 options granted in May 2007 to members of the Company’s Board of Directors that were not issued pursuant to the Plan.

The following table represents the assumptions used in the valuation of independent contractor physician options for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006

Dividend yield	None	None	None
Weighted average risk-free interest rate	2.24%	4.03%	4.88%
Weighted average expected volatility	97.80%	50.20%	46.08%
Weighted average expected term of options (in years)	3.44	1.82	2.47

Stock option activity for employees, directors and independent contractor physicians during the year ended December 31, 2008, was as follows:

	Options Outstanding
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(in years)	Value(1)

Balance at December 31, 2007	2,284,906	$8.96		$6,006,072
Granted	392,000	14.10		81,360
Exercised(2)	(330,985)	1.78		4,869,830
Forfeited/Cancelled/Expired	(161,926)	10.98		262,645

Balance at December 31, 2008	2,183,995	10.82	6.24	3,601,774

Options vested and expected to vest at December 31, 2008(3)	1,988,842	10.89	6.32	3,225,365
Exercisable at December 31, 2008	732,135	6.76	5.38	2,541,190

(1)	The aggregate intrinsic value in the table above represents the difference between the closing market price of the Company’s common stock at December 31, 2008, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2008.

(2)	The Company issues new shares when stock option awards are exercised.

(3)	Options expected to vest reflect an estimated forfeiture rate.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about stock options outstanding as of December 31, 2008:

	As of December 31, 2008
	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in Years)	Price	Exercisable	Price

$2.00 — $2.00	384,278	5.73	$2.00	297,322	$2.00
3.75 — 5.50	305,610	3.62	5.11	182,180	5.11
6.00 — 9.00	69,000	8.22	7.30	—	—
10.20 — 14.52	713,517	7.05	12.09	183,663	12.00
16.46 — 19.23	696,590	6.65	16.99	65,220	17.41
23.00 — 23.00	15,000	5.91	23.00	3,750	23.00

	2,183,995	6.24	10.82	732,135	6.76

The total grant date fair value of stock options vested during 2008, 2007 and 2006 was $3.1 million, $3.4 million and $1.6 million, respectively. The aggregate intrinsic value of all options exercised during 2008, 2007 and 2006 was $5.7 million, $32.7 million and $1.1 million, respectively.

Stock-Based Compensation — Employees

For the years ended December 31, 2008, 2007 and 2006, the Company issued 326,000, 981,600 and 100,000 options, respectively, to certain employees and directors. The Company recorded expense of $1.5 million, $686,000 and $115,000 for the years ended December 31, 2008, 2007 and 2006, respectively, in stock-based compensation expense related to these employee and director options in accordance with SFAS No. 123R.

SFAS No. 123R requires that the cash retained as a result of the tax deductibility of employee and director share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. During the years ended December 31, 2008 and 2007, the Company retained approximately $9.2 million and $4.8 million, respectively, as a result of the tax deductibility of employee and director share-based awards exercised during the period. During the year ended December 31, 2006 no cash was received from stock option exercises as no employee stock options were exercised.

As of December 31, 2008, unrecognized stock-based compensation related to unvested employee options granted on or after January 1, 2006, was approximately $4.6 million, net of estimated forfeitures. These costs are to be recognized over a weighted average period of 34 months. During the year ended December 31, 2008 and 2007, 12,060 and 15,192 options expired, respectively. No options expired during the year ended December 31, 2006.

Stock-Based Compensation — Physicians

For the years ended December 31, 2008, 2007 and 2006, the Company issued 66,000, 151,840 and 39,000 options, respectively, to its affiliated radiologists, who are independent contractors of VRP. The Company recorded income of approximately $479,000 and expense of $3.7 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to these physician options. During the year ended December 31, 2008 and 2007, 1,950 and 15,000 options expired, respectively. No options expired during the year ended December 31, 2006.

During 2005, the Company also agreed to sell 120,000 shares of the Company’s common stock at $3.00 per share to an independent contractor physician. Under the terms of the agreement for such sale, the shares of common stock were not issued to the independent contractor physician until the shares were fully paid for in July 2006. For

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the year ended December 31, 2006, the Company recorded additional independent contractor physician stock-based compensation related to these shares totaling $488,000. There was no expense related to these shares for the years ended December 31, 2008 and 2007.

9.	Income Taxes

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

The following table shows the components of deferred tax assets and liabilities as of December 31, 2008 and 2007.

	December 31,
	2008	2007
	(in thousands)

Deferred tax asset
Non-controlling interest	$3,037	$2,779
Stock-based compensation deductions	211	422
Accruals and reserves	682	225
Accrued compensation and employee benefits	172	170
Credits	793	—
Other	95	8

Total deferred tax asset before valuation allowance	4,990	3,604
Less: Valuation allowance	(3,098)	(2,787)

Total deferred tax asset	1,892	817

Deferred tax liability
Accelerated depreciation and amortization	1,397	706
Prepaid expenses	1,431	372

Total deferred tax liability	2,828	1,078

Net deferred tax liability	$(936)	$(261)

As of December 31, 2008, the Company had recorded a total of approximately $3.1 million in valuation allowances against its deferred tax assets due to uncertainties related to their utilization. The valuation allowances at December 31, 2008 and 2007 relate primarily to cumulative net losses of certain of the Affiliated Medical Practices recognized through consolidation in accordance with the provisions of FIN 46R. These losses do not result in a tax benefit on a consolidated basis.

During the year ended December 31, 2008, the Company generated federal and state net operating loss carryforwards primarily due to windfall tax deductions from stock options. As of December 31, 2008, the Company had suspended additional paid-in capital charges of approximately $2.2 million related to excess stock-based compensation deductions. In accordance with SFAS No. 123R, the amount of windfall benefit recognized in additional paid-in capital is limited to the amount of benefit realized in income taxes payable. The Company has recorded approximately $9.3 million of the total $11.5 million net operating loss deferred tax asset generated from excess tax deductions from stock option exercises in additional paid-in capital. Upon realization of the approximately $5.6 million in remaining net operating loss carryforwards from excess stock-based compensation, the Company will record a benefit of approximately $2.2 million in additional paid-in capital. These net operating

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss carryforwards will expire in 2028 if not utilized. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized. The Company analyzes ownership changes on a consistent basis.

The following table shows components of income tax expense for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Current
Federal	$4,369	$2,946	$954
State	862	724	208

Total current	5,231	3,670	1,162

Deferred
Federal	806	156	50
State	(119)	41	14

Total deferred	687	197	64

	$5,918	$3,867	$1,226

A reconciliation of the Company’s effective income tax rate compared to the statutory federal income tax rate for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.4	6.9	21.4
Valuation allowance	2.8	10.2	90.7
Other	1.0	1.7	29.8

Effective income tax rate	41.2%	52.8%	175.9%

As previously discussed, the Company consolidates its financial results in accordance with FIN 46R. However, for income tax purposes, VRC is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices. As a result, tax losses of the Affiliated Medical Practices are not available to offset taxable income of VRC. The deferred tax assets from net operating losses generated by the Affiliated Medical Practices are evaluated for realization based on whether it is more likely than not that each individual Affiliated Medical Practice will generate sufficient future taxable income to utilize those losses. The difference in the consolidated group for financial statement purposes and tax purposes, combined with the valuation allowances established for deferred tax assets related to net operating loss carryforwards of certain Affiliated Medical Practices results in the Company having an effective tax rate of 41.2% in 2008, 52.8% in 2007 and 175.9% in 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. At the adoption date, the Company applied FIN 48 to all tax

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company did not record any adjustment to the liability for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of January 1, 2007 and December 31, 2007. The Company had unrecognized tax benefits of $135,000 as of December 31, 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at December 31, 2007	$—
Additions based on tax positions related to the current year	135

Balance at December 31, 2008	$135

The amount of unrecognized tax benefit of $135,000, if ultimately recognized, will reduce the Company’s effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relevant tax laws and regulations and require significant judgment to apply. Prior to 2004, the Company was not subject to significant income tax exposure as a result of its status as a limited liability company. The Company is potentially subject to U.S. federal, state and local income tax examinations by tax authorities for the tax years ended December 31, 2008, 2007, 2006 and 2005.

The 2006 federal income tax return of VRC is currently under examination by the Internal Revenue Service, or IRS. In addition, the 2006 federal income tax return of VRP is currently under examination by the IRS and in conjunction with their audit of the 2006 federal income tax return of VRP, the IRS is also examining the 2006 quarterly employment tax returns of VRP. These examinations are in the preliminary stages and we continue to work with the IRS to expedite the conclusion of these examinations. At this time the Company does not believe the results of these examinations will have a material adverse effect, however the timing and results of any final determination remain uncertain and any adverse determination from the IRS could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense for all periods presented. As of the years ended December 31, 2008 and 2007, the Company had $100,000 and zero accrued for the payment of interest and penalties, respectively.

10.	Stock Repurchase Program

In August 2008, the Company’s Board of Directors authorized the repurchase of up to $8.0 million of the Company’s outstanding common stock. On October 24, 2008, the Company completed this stock repurchase program. The Company repurchased 944,760 shares at an average price of $8.44 per share. Repurchases took place in the open market and pursuant to trading plans meeting the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934.

11.	Commitments and Contingencies

The Company leases office space and equipment under noncancellable operating leases with lease terms ranging from two to ten and a half years through May 2019. For the years ended December 31, 2008, 2007 and 2006, total rent expense for the Company was $654,000, $482,000 and $371,000, respectively.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, future minimum lease commitments applicable to operating leases were as follows:

(in thousands)

Twelve months ending December 31, 2009	2,055
2010	2,495
2011	1,795
2012	1,653
2013	1,637
Thereafter	9,296

$18,931

On December 3, 2007, the Company entered into a lease agreement to lease approximately 82,000 square feet of space in a building being constructed in Eden Prairie, Minnesota, which will house the Company’s corporate headquarters, including its operations center and physician services group, in one location once construction is completed. Construction is expected to be completed in early 2009 and the lease is currently anticipated to commence on or around March 1, 2009, or when construction is completed. The lease expires in May 2019.

As of December 31, 2008, the Company had no equipment leased under capital leases and no resulting future minimum lease payments.

Professional Liability Coverage

The Company’s business entails an inherent risk of claims of medical malpractice against its affiliated radiologists and itself. The Company contracts and pays premiums for professional liability insurance that indemnifies it and its affiliated radiologists for losses incurred related to medical malpractice litigation. The Company maintains professional liability insurance policies with third-party insurers on a claims-made basis, subject to a self-insured retention, deductibles, exclusions and other restrictions. The Company’s self-insured retention under its professional liability insurance program is insured through VPIL, its wholly owned captive insurance subsidiary. The Company records liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns. An inherent assumption in such estimates is that historical loss patterns can be used to predict future patterns with reasonable accuracy. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. Insurance liabilities are necessarily based on estimates, including claim frequency and severity. Liabilities for claims incurred but not reported are not discounted.

During the year ended December 31, 2008, the Company reserved for two medical malpractice lawsuits to which the Company and/or one if its affiliated radiologists are parties. The Company’s potential obligation with regard to these claims is estimated to exceed the full amount of the Company’s deductibles under its professional malpractice liability insurance policies. As a result the Company has recorded a reserve of $450,000 to account for the Company’s obligations under its deductible. This amount is recorded in accrued expenses on the consolidated balance sheet and in sales, general and administrative expense on the consolidated statements of operations as of and for the year ended December 31, 2008.

Also during the year ended December 31, 2008 the Company received notice of a settlement in a medical malpractice lawsuit to which the Company and one of its’ affiliated radiologists were parties. The Company’s obligation with regard to this settlement totaled $350,000. This amount is recorded in sales, general and administrative expense on the consolidated statements of operations for the year ended December 31, 2008. This case is closed and the Company has no further obligations with regard to this matter.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 21, 2008, VRC formed a wholly owned subsidiary, vRad Professional Insurance Ltd., or VPIL, for purposes of insuring the Company’s self-insured retention under its medical malpractice insurance policy. VPIL was formed as an exempted Company in the Cayman Islands with limited liability. The Company recorded specific claims reserves, medical malpractice loss development reserves and incurred but not recorded claims reserves of $825,000, $573,000 and $424,000, respectively, during the year ended December 31, 2008. Prior to 2008, the Company recorded only specific reserves for medical malpractice claims in accordance with SFAS No. 5 as a result of the Company’s limited historical loss experience. The Company recorded specific claims reserves of $50,000 and $100,000 for the years ended December 31, 2007 and 2006, respectively.

The Company believes that its insurance coverage is appropriate based upon its claims experience and the nature and risks of its business. However, the Company cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance coverage. If the self-insured retention amounts and other amounts that the Company is actually required to pay materially exceed the estimates that have been reserved, the Company’s financial condition and results of operations could be materially adversely affected.

Litigation

The Company is from time to time subject to, and is presently involved in, litigation or other legal proceedings arising out of the ordinary course of business, including medical malpractice claims and certain employment related matters.

On July 31, 2007, Merge eMed Inc., filed a complaint against VRC in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that VRC has willfully infringed on certain of Merge’s patents relating to teleradiology. Merge is seeking treble damages as well as its costs and legal fees in pursuing the action. Merge has asked the court for an injunction, ordering the Company to cease the alleged infringement of their patents, and also that the case be tried before a jury. On September 14, 2007, the Company filed a Request for Reexamination with the United States Patent and Trademark Office, or PTO, for the patents that Merge has asserted against the Company, asking the PTO to reexamine the validity of the Merge patents based upon certain prior art. The PTO granted the Company’s reexamination request in November 2007. Also in November 2007, the Company filed a motion with the United States District Court for the Northern District of Georgia, Atlanta Division, asking the court to stay the proceeding that Merge has commenced in that court pending the outcome of the PTO reexamination. On December 11, 2007, the court granted the Company’s motion to stay the patent suit pending the outcome of the reexamination. In February 2008, subsequent to the grant of the stay by the court, the Company filed an additional Request for Reexamination with the PTO for these same patents based on additional prior art. On August 28, 2008, the PTO ruled invalid all of the claims in the patents upon which Merge had sued the Company. Merge has not yet responded to the PTO action. The judicial stay of proceedings in the lawsuit continues in effect at this time. The Company has not recognized any expense related to the settlement of this matter as an adverse outcome of this claim is not probable and cannot be reasonably estimated.

The Company is involved in various other litigation in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2008 and December 31, 2007 the Company’s management believed that the final outcome of these matters would not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

12.	Employee Benefit Plans

The Company revised its 401(k) profit sharing plan, or the 401(k) Plan, effective January 1, 2007. The previous plan covered employees who had completed two months of service and had attained the age of 21. The current plan allows employees to participate immediately upon hire and does not include any age restriction. The 401(k) Plan allows each participant to contribute between 1% and 75% of their compensation, subject to current IRS limitations. The Company began matching a portion of the employee’s compensation, as defined by the 401(k) Plan, in October 2005 at which time participants were fully vested in matching contributions after two years of service. The revised

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan allows for participants to receive matching contributions six months from their date of hire and become fully vested in matching contributions upon receipt. For the years ended December 31, 2008, 2007 and 2006, the Company contributed $431,000, $339,000 and $97,000, respectively, to the 401(k) Plan.

13.	Related Party Transactions

The Company has entered into a non-exclusive, non-transferable license agreement for the use of certain image management software from a minority stockholder of the Company. For the years ended December 31, 2008, 2007 and 2006, the Company incurred licensing fees under this contract of $1.0 million, $866,000 and $750,000, respectively.

The following table illustrates the revenues, expenses and cash flows that result from the management service agreements between the related parties described in Note 1.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

VRP professional services revenue from VRC	$23,243	$20,633	$16,182
VRC professional services expense to VRP	23,243	20,633	16,182
VRP professional services revenue from the Professional Corporations	24,250	21,873	15,076
Professional Corporations professional services expense to VRP	24,250	21,873	15,076
VRC management fee revenue from the Professional Corporations	24,007	19,256	11,068
Professional Corporations management fee expense to VRC	24,007	19,256	11,068
Cash paid for professional services by VRC to VRP	23,243	20,633	16,182
Cash paid for professional services by the Professional Corporations to VRP	24,250	21,873	15,076
Cash paid for management fees by the Professional Corporations to VRC	24,007	19,256	11,068

14.	Earnings Per Share

The Company calculates earnings per share in accordance with EITF Issue No. 03-6 Participating Securities and the two-class method under FASB Statement No. 128, or EITF Issue No. 03-6. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. The Company’s preferred stockholders had contractual participation rights on a converted basis that were equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to preferred and common stockholders based on their respective ownership percentage, on a converted basis, as of the end of the period.

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

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the computation of earnings per share:

	Year Ended December 31,
	2008	2007		2006
	(in thousands)

Basic and Diluted Earnings per Share (Two-class Method)
Net income (loss)	$8,454	$3,451		$(529)
Less:
Series A Cumulative Redeemable Convertible Preferred Stock accretion	—	(10,127)		(11,437)
Cash dividends paid:
Series A Preferred Stock	—	(13,596)		—

Undistributed income (loss)	$8,454	$(20,272)		$(11,966)

Distributed Earnings per Share
Basic and Diluted
Cash dividends paid to Series A Preferred stockholders	$—	$13,596		$—
Weighted average preferred shares outstanding	—	3,150		3,627

Distributed earnings per share — Preferred	$—	$4.32		$—

Cash dividends paid to common stockholders	$—	$26,312		$—
Weighted average common shares outstanding	16,500	8,762		6,640

Distributed earnings per share — Common	$—	$3.00		$—

Undistributed Earnings per Share
Basic
Undistributed income (loss)	$8,454	$(20,272)		$(11,966)
Series A Preferred ownership on a converted basis	0%	0%		35%

Series A Preferred stockholders interest in undistributed loss	$—	$—	(a)	$—	(a)

Weighted average Series A Preferred shares	—	3,150		3,627

Undistributed income (loss) per share — Series A Preferred Stock	$—	$—		$—

Undistributed income (loss)	$8,454	$(20,272)		$(11,966)
Common ownership	100%	100%		65%

Common stockholders interest in undistributed income (loss)	$8,454	$(20,272	)(a)	$(11,966	)(a)

Weighted average common shares outstanding — Basic	16,500	8,762		6,640
Total basic income (loss) per share — Common	$0.51	$(2.31)		$(1.80)
Diluted Earnings per Share (If-converted Method)
Net income (loss) available to common stockholders	$8,454	$(20,272)		$(11,966)
Less: Series A Cumulative Redeemable Convertible Preferred Stock accretion	—	—	(b)	—	(b)

Net income (loss) used in diluted earnings per share	$8,454	$(20,272)		$(11,966)

Weighted average common shares outstanding — Basic	16,500	8,762		6,640
Convertible preferred stock	—	—	(b)	—	(b)
Common share equivalents	476	—	(c)	—	(c)

Shares used to compute income (loss) per common share — Diluted	16,976	8,762		6,640

Total diluted income (loss) per share	$0.50	$(2.31)		$(1.80)

(a)	Preferred stockholders do not participate in any undistributed losses with common stockholders.

(b)	The impact of the assumed conversion of the Series A Preferred Stock has been excluded from the calculation of diluted earnings per share because the effect is anti-dilutive.

(c)	Common share equivalents are not included in the diluted earnings per common share calculation for these periods as they are anti-dilutive. Potential common shares totaled approximately 0.8 million and 3.4 million for the years ended December 31, 2007 and 2006, respectively.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, or the Evaluation Date, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2008, which appears on page 52.

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

The information with respect to the Board of Directors contained under the heading “Election of Directors”, and information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the heading “Executive Compensation” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders (except for the information set forth under the subcaption “Compensation Committee Report”) is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to the security ownership of certain beneficial owners and management and related stockholder matters contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2008:

	(a)	(b)	(c)
Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column a)

Equity compensation plans approved by security holders(1)	2,063,995	$10.76	386,517
Equity compensation plans not approved by security holders	—	$—	—

Total	2,063,995	$10.76	386,517

(1)	The number of options to be issued excludes 120,000 options granted to members of our Board of Directors that were not issued pursuant to an equity compensation plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings “Certain Relationships and Related Transactions” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.	Principal Accounting Fee and Services

The information contained under the heading “Audit Committee Report and Payment of Fees to Auditor” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this annual report:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements contained in Item 8 on page 51 of this annual report.

2) Financial Statement Schedule: Schedule II — Consolidated Valuation and Qualifying Accounts

Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is presented in the financial statements (including the notes thereto). Captions and column headings have been omitted where not applicable.

3)	Exhibits are incorporated herein by reference or are filed with this annual report on Form 10-K as set forth below:

EXHIBIT INDEX

Exhibit No.		Description

3.1		Second Amended and Restated Certificate of Incorporation of Virtual Radiologic Corporation***
3.2		Amended and Restated Bylaws of Virtual Radiologic Corporation***
3	.3(13)	Amendment No. 1 to Amended and Restated Bylaws of Virtual Radiologic Corporation
4	.1(4)	Form of Stock Certificate.
10	.1(4)	Lease Agreement, dated as of March 11, 2004, by and between Midwest Holding Corp. #9, Inc. and Virtual Radiologic Consultants, LLC.
10	.2(4)	First Amendment to Lease Agreement, dated August 12, 2004, by and between Midwest Holding Corp. #9, Inc. and Virtual Radiologic Consultants, LLC.
10	.3(4)	MEDB Building Lease Agreement, dated November 28, 2005, by and between Maui Economic Development Board, Inc. and Virtual Radiologic Consultants, Inc.
10	.4(4)	Lease Agreement, dated November 22, 2006, by and between Liberty Property Limited Partnership and Virtual Radiologic Corporation.
10	.5(4)	Lease, dated as of July 2, 2007, by and between 465 Fairchild Holdings, LLC and Virtual Radiologic Corporation.
10	.6(4)	Second Amendment to Lease, dated as of December 1, 2006, by and between Wells REIT II — 5995 Opus Parkway, LLC and Virtual Radiologic Corporation.
10	.7(4)	Third Amendment to Lease, dated as of August 21, 2007, by and between Wells REIT II — 5995 Opus Parkway, LLC and Virtual Radiologic Corporation.
10	.8(6)	Office Lease, effective December 3, 2007, by and between Windsor Plaza, LLC and Virtual Radiologic Corporation.
10	.9(1)	Investor Rights Agreement, dated as of May 2, 2005, by and among Virtual Radiologic Consultants, Inc., the parties listed on the signature page thereto as investors and, for purposes of Section 1 only, William Blair & Company, L.L.C.
10	.10(1)	Form of Indemnification Agreement, between Virtual Radiologic Corporation and each member of the Board of Directors.
10	.11(4)	Amended and Restated Virtual Radiologic Corporation Equity Incentive Plan.*
10	.12(1)	Form of Incentive Stock Option Agreement.*
10	.13(1)	Form of Non-Incentive Stock Option Agreement*
10.14		Form of Restricted Stock Award Agreement*** *
10	.15(4)	Second Revised Licensing Agreement, dated as of April 1, 2006, between Fujifilm Medical Systems U.S.A., Inc. and Virtual Radiologic Corporation.†
10	.16(9)	Membership Interest Purchase Agreement between the Company, Diagna Radiology, LLC, and the owners of Diagna Radiology, LLC dated April 14, 2008.
10	.17(4)	Stock Purchase Agreement, dated as of April 2007, by and between the individuals listed on Schedule A thereto, Generation Capital Partners VRC LP, individually and as the agent for Generation Members’ Fund II LP, and Virtual Radiologic Corporation.
10	.18(4)	Employment Agreement, effective as of July 1, 2006, by and between Virtual Radiologic Corporation and Eduard Michel, M.D.*
10	.19(11)	First Amendment to Employment Agreement dated December 30, 2008, between Virtual Radiologic Corporation and Eduard Michel, M.D.*
10	.20(5)	Independent Physician Agreement, dated as of April 12, 2006, by and between Virtual Radiologic Professionals, LLC and Eduard Michel, M.D.*†
10	.21(4)	Employment Agreement, effective as of October 1, 2007, by and between Virtual Radiologic Corporation and Sean Casey*
10	.22(11)	First Amendment to Employment Agreement dated December 30, 2008, between Virtual Radiologic Corporation and Sean Casey, M.D.*

Exhibit No.		Description

10	.23(4)	Amended and Restated Independent Physician Agreement, effective as of September 13, 2007, by and between Virtual Radiologic Professionals, LLC and Sean Casey, M.D.*
10	.24(12)	Transition Agreement, effective as of January 26, 2009, by and among Virtual Radiologic Corporation, Sean O. Casey, M.D., and, for solely the purposes of Section 1(f) thereof, Virtual Radiologic Professionals, LLC*
10	.25(3)	Employment Agreement, effective as of May 29, 2007, between Virtual Radiologic Corporation and Robert Kill.*
10	.26(11)	First Amendment to Employment Agreement dated December 30, 2008, between Virtual Radiologic Corporation and Robert Kill*
10	.27(12)	Second Amendment to Employment Agreement, effective as of January 26, 2009, between Virtual Radiologic Corporation and Robert Kill*
10	.28(8)	Employment Agreement between the Company and Leonard Purkis, effective April 14, 2008.*
10	.29(11)	First Amendment to Employment Agreement dated December 30, 2008, between Virtual Radiologic Corporation and Leonard Purkis.*
10	.30(6)	Employment Agreement, dated as of April 2, 2007, between Virtual Radiologic Corporation and Richard W. Jennings.*
10	.31(3)	Amendment No. 1 to Employment Agreement, dated as of April 17, 2007, by and between Virtual Radiologic Corporation and Richard W. Jennings.*
10	.32(11)	Second Amendment to Employment Agreement dated December 30, 2008, between Virtual Radiologic Corporation and Richard W. Jennings.*
10.33		Employment Agreement dated January 1, 2009 between Virtual Radiologic Corporation and Michael J. Kolar.*** *
10	.34(2)	Professional and Management Services Agreement and License, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Corporation.†
10	.35(2)	Amendment No. 1 to Professional and Management Services Agreement and License, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Corporation.†
10	.36(7)	Amendment No. 2 to Professional and Management Services Agreement and License, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Corporation.†
10	.37(10)	Amendment to Amendment No. 2 to Professional and Management Services Agreement and License, dated as of April 22, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Corporation.†
10	.38(2)	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of California, P.A.†
10	.39(7)	Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of California, P.A. and Virtual Radiologic Corporation.†
10	.40(2)	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Illinois, P.A.†
10	.41(7)	Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of Illinois, S.C. and Virtual Radiologic Corporation.†
10	.42(2)	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Michigan, P.A.†
10	.43(7)	Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of Michigan, P.C. and Virtual Radiologic Corporation.†
10	.44(2)	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Minnesota, P.A.†
10	.45(7)	Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of Minnesota, P.A. and Virtual Radiologic Corporation.†

Exhibit No.		Description

10	.46(2)	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of New York, P.A.†
10	.47(7)	Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Corporation.†
10	.48(2)	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Texas, P.A.†
10	.49(7)	Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of Texas, P.A. and Virtual Radiologic Corporation.†
10	.50(2)	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of California, P.A.†
10	.51(2)	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of California, P.A.†
10	.52(7)	Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of California, P.A.†
10	.53(2)	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Illinois, P.A.†
10	.54(2)	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of Illinois, S.C.†
10	.55(7)	Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of Illinois, S.C.†
10	.56(2)	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Michigan, P.A.†
10	.57(2)	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Michigan, P.A.†
10	.58(7)	Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of Michigan, P.C.†
10	.59(2)	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Minnesota, P.A.†
10	.60(2)	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Minnesota, P.A.†
10	.61(7)	Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Minnesota, P.A.†
10	.62(2)	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of New York, P.A.†
10	.63(2)	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of New York, P.A.†
10	.64(7)	Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of New York, P.A.†
10	.65(2)	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Texas, P.A.†
10	.66(2)	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Texas, P.A.†
10	.67(7)	Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of Texas, P.A.†
21.1		List of subsidiaries of Registrant.***
23.1		Consent of PricewaterhouseCoopers LLP.***
31.1		Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

Exhibit No.	Description

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-136504) filed by the Registrant on September 26, 2006, as amended.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-136504) filed by the Registrant on February 9, 2007, as amended.

(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-136504) filed by the Registrant on July 2, 2007, as amended.

(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-136504) filed by the Registrant on September 17, 2007, as amended.

(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-136504) filed by the Registrant on October 19, 2007, as amended.

(6)	Incorporated by reference to the Current Report on Form 8-K (No 001-33815) filed by the Registrant on December 7, 2007

(7)	Incorporated by reference to the Current Report on Form 8-K (No. 001-33815) filed by the Registrant on February 1, 2008.

(8)	Incorporated by reference to the Current Report on Form 8-K (No. 001-33815) filed by the Registrant on April 9, 2008.

(9)	Incorporated by reference to the Current Report on Form 8-K (No. 001-33815) filed by the Registrant on April 16, 2008.

(10)	Incorporated by reference to the Current Report on Form 8-K (No. 001-33815) filed by the Registrant on April 25, 2008.

(11)	Incorporated by reference to the Current Report on Form 8-K (No. 001-33815) filed by the Registrant on January 2, 2009.

(12)	Incorporated by reference to the Current Report on Form 8-K (No. 001-33815) filed by the Registrant on January 29, 2009

(13)	Incorporated by reference to the Current Report on Form 8-K (No. 001-33815) filed by the Registrant on February 9, 2009

*	Indicates management contract or compensatory plan contract or arrangement.

***	Filed herewith.

†	Confidential treatment has been requested for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned on the 20th day of February 2009, thereunto duly authorized.

VIRTUAL RADIOLOGIC CORPORATION

By:	/s/ Robert C. Kill
Name:     Robert C. Kill

Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert C. Kill Robert C. Kill	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2009

/s/ Leonard C. Purkis Leonard C. Purkis	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2009

/s/ Sean O. Casey, M.D. Sean O. Casey, M.D.	Chairman of the Board of Directors	February 20, 2009

/s/ Nabil N. El-Hage Nabil N. El-Hage	Director	February 20, 2009

/s/ Andrew P. Hertzmark Andrew P. Hertzmark	Director	February 20, 2009

/s/ Mark E. Jennings Mark E. Jennings	Director	February 20, 2009

/s/ Eduard Michel, M.D., Ph.D. Eduard Michel, M.D., Ph.D.	Director	February 20, 2009

/s/ Richard J. Nigon Richard J. Nigon	Director	February 20, 2009

/s/ Kevin H. Roche Kevin H. Roche	Director	February 20, 2009

/s/ David L. Schlotterbeck David L. Schlotterbeck	Director	February 20, 2009

/s/ Brian F. Sullivan Brian F. Sullivan	Director	February 20, 2009