Form 10-Q
period 2009-03-31
Virtual Radiologic CORP
filed 2009-05-01
CIK 1361579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-33815

Virtual Radiologic Corporation
(Exact name of registrant as specified in its charter)

Delaware	27-0074530
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

11995 Singletree Lane, Suite 500
Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip code)
(952) 595-1100
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 27, 2009, 15,863,693 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33

Part II — Other Information

Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 5. Other Information	35
Item 6. Exhibits	36
Signatures	37
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — Financial Information
ITEM 1. Financial Statements
Virtual Radiologic Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	As of	As of
	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$22,955	$19,180
Restricted cash	1,750	700
Short-term investments	10,136	10,136
Accounts receivable, net	17,989	17,383
Prepaid expenses	1,308	1,704
Other current assets	2,498	2,422

Total current assets	56,636	51,525

Property, plant and equipment, net	15,173	11,692
Intangible assets, net	4,793	5,073
Medical malpractice excess loss reserves receivable	1,396	1,288
Other assets	1,339	1,423

Total assets	$79,337	$71,001

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$797	$421
Accrued professional services compensation expense	5,758	5,690
Accrued sales, general and administrative compensation expenses	2,133	1,383
Medical malpractice loss reserves	2,691	1,419
Current deferred tax liability	1,103	1,103
Other current liabilities	3,050	2,490

Total current liabilities	15,532	12,506

Deferred tenant lease allowance	2,684	—
Medical malpractice excess loss reserves	1,396	1,288
Other non-current liabilities	864	690

Total liabilities	20,476	14,484

Commitments and contingencies (see Note 7)

Virtual Radiologic Corporation Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized at March 31, 2009 and December 31, 2008; 15,863,693 and 15,849,398 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	17	17
Additional paid-in capital	96,951	95,881
Treasury stock at cost, 965,272 and 944,760 shares at March 31, 2009 and December 31, 2008, respectively	(8,116)	(8,000)
Accumulated deficit	(30,005)	(31,397)
Accumulated other comprehensive loss	(8)	(6)

Total Virtual Radiologic Corporation stockholders’ equity	58,839	56,495

Non-controlling interest (See Note 2)	22	22

Total stockholders’ equity	58,861	56,517

Total liabilities and stockholders’ equity	$79,337	$71,001

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenue	$28,568	$23,320

Operating costs and expenses
Professional services	13,766	10,367
Sales, general and administrative	11,066	8,735
Depreciation and amortization	1,450	855

Total operating costs and expenses	26,282	19,957

Operating income	2,286	3,363

Other income (expense)
Interest income	57	176
Interest expense	(1)	—

Total other income (expense)	56	176

Income before income tax expense	2,342	3,539

Income tax expense	950	1,535

Net income	1,392	2,004

Non-controlling interest expense	—	4

Net income attributable to Virtual Radiologic Corporation	$1,392	$2,000

Earnings per common share
Basic	$0.09	$0.12
Diluted	$0.09	$0.12
Weighted average common shares outstanding
Basic	15,863	16,616
Diluted	16,240	17,268
The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balance at December 31, 2007	16,463	$16	$90,165	$—	$(39,851)	$—	$8	$50,338
Net income	—	—	—	—	8,454	—	—	8,454
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	(6)	—	(6)

Total comprehensive income								$8,448
Equity based compensation for independent contractor physicians	—	—	(479)	—	—	—	—	(479)
Equity based compensation for employees	—	—	1,544	—	—	—	—	1,544
Stock option exercises	331	1	313	—	—	—	—	314
Excess tax benefit from exercises of stock options	—	—	4,396	—	—	—	—	4,396
Non-controlling interest	—	—	—	—	—	—	14	14
Stock issuance costs	—	—	(58)	—	—	—	—	(58)
Repurchase of common shares	(945)	—	—	(8,000)	—	—	—	(8,000)

Balance at December 31, 2008	15,849	$17	$95,881	$(8,000)	$(31,397)	$(6)	$22	$56,517

Net income	—	—	—	—	1,392	—	—	1,392
Other comprehensive loss
Foreign currency translation adjustments	—	—	—	—	—	(2)	—	(2)

Total comprehensive income								1,390
Equity based compensation for independent contractor physicians	—	—	(143)	—	—	—	—	(143)
Equity based compensation for employees	—	—	721	—	—	—	—	721
Stock option exercises	35	—	31	—	—	—	—	31
Excess tax benefit from exercises of stock options	—	—	461	—	—	—	—	461
Repurchase of common shares	(20)	—	—	(116)	—	—	—	(116)

Balance at March 31, 2009	15,864	$17	$96,951	$(8,116)	$(30,005)	$(8)	$22	$58,861

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income	$1,392	$2,004
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts and sales allowance	535	—
Depreciation and amortization	1,450	855
Interest and discount amortization	—	13
Loss on disposal of property, plant and equipment	16	—
Equity based compensation for independent contractor physicians	(143)	(495)
Equity based compensation for employees	721	282
Deferred income taxes	23	145
Changes in operating assets and liabilities:
Accounts receivable	(1,142)	(665)
Prepaid expenses	396	488
Current taxes receivable	664	783
Other current assets	(543)	(57)
Accounts payable	438	(69)
Accrued expenses	2,434	244
Current taxes payable	338	—
Other current liabilities	(15)	(104)
Deferred rent	119	(8)

Net cash provided by operating activities	6,683	3,416

Cash flows from investing activities
Purchases of property, plant and equipment	(2,230)	(4,559)
Proceeds from sale of property, plant and equipment	5	2
Payments to acquire patents	—	(51)
Restricted cash	(1,050)	—

Net cash used in investing activities	(3,275)	(4,608)

Cash flows from financing activities
Payments of offering costs	—	(291)
Proceeds from stock option exercises	22	111
Excess tax benefit from exercises of stock options	461	1,381
Repurchases of common stock	(116)	—

Net cash provided by financing activities	367	1,201

Net increase in cash and cash equivalents	3,775	9
Cash and cash equivalents
Beginning of period	19,180	33,487

End of period	$22,955	$33,496

Supplemental disclosure of cash flow information
Cash (received) paid for income taxes	$(538)	$930
The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)
1. Business Overview
     Virtual Radiologic Corporation, or vRad, a Delaware corporation, provides radiologic interpretations, or reads, via teleradiology for emergency and routine care coverage to radiology practices, hospitals, clinics and diagnostic imaging centers primarily located within the United States. Virtual Radiologic Professionals, LLC, or VRP, a Delaware limited liability company, is vRad’s affiliated physician-owned medical practice that contracts with the Company’s affiliated radiologists for the provision of their services to fulfill customer contracts held by vRad or the other Professional Corporations (as defined below).
     Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. are collectively referred to as the “Professional Corporations.” As of March 31, 2009 each of these entities was a professional corporation with one stockholder, who was also an officer and a director of vRad, and the sole equity owner of VRP. The Professional Corporations hold customer contracts in certain states to facilitate compliance with various state corporate practice of medicine laws. VRP and the Professional Corporations are collectively referred to as the “Affiliated Medical Practices.”
     vRad also has two wholly owned and consolidated subsidiaries, Virtual Radiologic Limited, or VRL, and vRad Professional Insurance Ltd., or VPIL. VRL was formed under the laws of England and Wales and is located in London, England. VRL was formed to facilitate the international expansion of the Company’s business providing teleradiology services and products to customers located outside of the United States. VPIL was formed for purposes of insuring the Company’s self insured retention under its medical malpractice insurance policy. VPIL was formed as an exempted Company in the Cayman Islands with limited liability.
     The term “Company” as used in this report refers to vRad, its Affiliated Medical Practices, VRL and VPIL.
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
     These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K filed with the SEC on February 20, 2009. The December 31, 2008 balance sheet data has been derived from audited financial statements as of that date, but does not include all footnote disclosures required by GAAP. However, the Company believes that the disclosures presented are adequate to make the information presented not misleading.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)
     Principles of Consolidation and Basis of Presentation
     The Company consolidates its financial results in accordance with Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 46R, Consolidation of Variable Interest Entities, or FIN 46R, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. The Company has determined that the Affiliated Medical Practices are VIEs and that vRad is the primary beneficiary of such VIEs, as defined by FIN 46R. The Affiliated Medical Practices were created as the Company’s business expanded for the purpose of facilitating compliance with various state corporate practice of medicine laws. The management of vRad was involved significantly in the design and creation of the VIEs and, with the exception of rendering medical judgments, holds significant influence over their continuing operations through management service agreements. Although vRad holds no legal ownership in the VIEs, as a result of the pricing structure inherent in the management agreements, vRad will absorb a majority of any potential future losses of the VIEs and receive a majority of any potential residual returns of the VIEs. As such, the Company has concluded that vRad is required to consolidate the VIEs. As of March 31, 2009, vRad has historically funded losses of the VIEs totaling approximately $7.8 million and expects to fund any potential future losses. vRad will only receive residual returns up to the amount of previously recognized losses.
     The effect of the VIEs’ consolidation on the Company’s consolidated balance sheet at March 31, 2009, was an increase in the Company’s assets and liabilities of approximately $10.1 million and $6.3 million, respectively. At December 31, 2008, as a result of consolidating the VIEs, the Company’s assets and liabilities increased by approximately $11.1 million and $6.1 million, respectively. The liabilities of the VIEs consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of the VIEs. Likewise, the assets of the VIEs consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets. For the three months ended March 31, 2009 and 2008, the revenue of the VIEs represented approximately 46%, or $13.3 million, and 44%, or $10.2 million of the consolidated revenue of the Company, respectively. Through consolidation, the Company recognizes all net losses of each VIE in excess of the equity of that VIE. The Company recognizes net earnings of each VIE only to the extent it is recovering losses previously recognized with respect to that VIE. Earnings of each VIE in excess of the Company’s previously recognized losses with respect to that VIE are eliminated from the Company’s earnings and are attributed to the respective equity owners of that VIE by recording such earnings as non-controlling interest on the Company’s consolidated financial statements. During the three months ended March 31, 2008, one of the VIEs experienced net income that increased its’ positive equity position. As a result, the Company recognized non-controlling interest expense of approximately $4,000. During the three months ended March 31, 2009, the Company recognized no non-controlling interest expense.
     As of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008, the financial statements of vRad have been presented on a consolidated basis to include its variable interests in the Affiliated Medical Practices as well as VRL and VPIL, vRad’s wholly owned subsidiaries.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarified the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 deferred the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that had been deferred by FSP FAS 157-2 was effective for the Company beginning January 1, 2009. The application of the provisions of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS No. 160, which changes the accounting and reporting of minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest being sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 was adopted by the Company on January 1, 2009. The statement has been applied prospectively, except for the presentation and disclosure requirements which have been applied retrospectively for all periods presented. In accordance with the provisions of SFAS No. 160, the Company has classified non-controlling interests as part of total stockholders’ equity on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as of March 31, 2009 and December 31, 2008. In addition, the Company has classified non-controlling interest expense after net income to arrive at net income attributable to vRad on the consolidated statements of operations for the three months ended March 31, 2009 and 2008. Prior to the adoption of SFAS No. 160, the Company recorded non-controlling interests as a liability on its consolidated balance sheet and non-controlling interest expense as a component of net income on its consolidated statement of operations. This statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This pronouncement was effective for fiscal years beginning after December 15, 2008. This statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In December 2008, FASB issued FSP FAS 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46R, to require public enterprises to provide additional disclosures about their involvement with variable interest entities. These pronouncements were effective for reporting periods ending after December 15, 2008. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
3. Selected Consolidated Financial Statement Information
     Restricted Cash
     The Company had approximately $1.8 million and $700,000 in restricted cash as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, restricted cash consisted of a letter of credit for a security deposit required by the lease agreement for the Company’s new headquarters, a letter of credit required for the establishment of VPIL and a letter of credit which is required by the Company’s medical malpractice insurance policy. Cash in the amounts of such letters of credit is required to be held on deposit with a bank and restricted as to its use.
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

	As of	As of
	March 31,	December 31,
	2009	2008
	(in thousands)
Due in one year or less:
Certificates of deposit	$10,136	$10,136

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)
     SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of
	March 31, 2009
	Total	Level 1	Level 2	Level 3
		(in thousands)
Description
Short-term investments (Certificates of Deposit)	$10,136	$10,136	$—	$—
Property, Plant and Equipment, Net

	As of	As of
	March 31,	December 31,
	2009	2008
	(in thousands)
Equipment	$11,533	$10,332
Software	6,345	6,110
Furniture and fixtures	929	1,144
Leasehold improvements	4,599	342
Other	395	1,742

Total property, plant and equipment	23,801	19,670
Less: Accumulated depreciation and amortization	8,628	7,978

Property, plant and equipment, net	$15,173	$11,692

     Depreciation and amortization related to the property, plant and equipment of the Company was approximately $1.2 million and $850,000 for the three months ended March 31, 2009 and 2008, respectively.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)
4. Goodwill and Other Intangible Assets
Goodwill
     We record acquired assets, including identifiable intangible assets, and liabilities at their respective fair values, recording goodwill for the excess of cost over the fair value of the net assets acquired. Goodwill is not amortized but instead is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired, consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. The tests are based on the Company’s single operating segment and reporting unit structure. As of both March 31, 2009 and December 31, 2008, the Company had goodwill of $858,000.
Intangible Assets, Net
A summary of intangible assets is as follows:

		As of March 31, 2009			As of December 31, 2008
		(in thousands)
	Estimated	Original	Accumulated	Carrying	Original	Accumulated	Carrying
	Useful Life	Cost	Amortization	Value	Cost	Amortization	Value
Patents	15 years	$347	$62	$285	$347	$56	$291
Non-compete agreements	2 years	298	143	155	298	105	193
Customer relationships	10 years	4,968	615	4,353	4,968	379	4,589

Intangible assets, net		$5,613	$820	$4,793	$5,613	$540	$5,073

     The Company records amortization related to patents and non-compete agreements on a straight line basis over their estimated useful lives of 15 years and 2 years, respectively. The Company also records amortization related to customer relationships over their estimated useful life of 10 years based on the expected future economic benefits of those customer relationships on an accelerated basis. Amortization expense related to intangible assets was approximately $280,000 and $5,000 for the three months ended March 31, 2009 and 2008, respectively.
As of March 31, 2009, future estimated amortization expenses related to intangible assets were as follows:

Amount
(in thousands)
Nine months ending December 31, 2009	$841
Year ending December 31, 2010	879
Year ending December 31, 2011	689
Year ending December 31, 2012	570
Year ending December 31, 2013	473
Thereafter	1,341

Total	$4,793

     This future amortization expense is an estimate. Actual amounts may vary from these estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)
5. Stock Options and Accounting for Stock-Based Compensation
     Stock option activity for employees, directors and independent contractor physicians during the three months ended March 31, 2009 was as follows:

	Stock Options
		Weighted
		Average	Exercise Prices
		Exercise Price	Per Share
	Outstanding	Per Share	Ranging From
Balance at December 31, 2008 (1)	2,183,995	$10.82
Granted	375,000	8.72	$8.39 - $8.98
Exercised	(34,807)	2.72	2.00 - 5.50
Forfeited/Cancelled/Expired	(93,309)	12.15	2.00 - 17.55

Balance at March 31, 2009	2,430,879	10.56

Exercisable at March 31, 2009	766,846	7.46	2.00 - 23.00

(1)	The number of options outstanding includes 120,000 options granted in May 2007 to members of the Company’s Board of Directors that were not issued pursuant to the VRC Equity Incentive Plan.
     The following table summarizes the activity of unvested restricted stock awards for the three months ended March 31, 2009:

	Restricted Stock Awards
		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested at December 31, 2008	—	$—
Granted	88,000	8.65
Vested	—	—
Cancelled	—	—

Unvested at March 31, 2009	88,000	8.65

Expected to vest after March 31, 2009	88,000	8.65
     As of March 31, 2009, there were 16,826 shares available for issuance under the VRC Equity Incentive Plan.
     Stock-Based Compensation—Employees and Directors
     For the three months ended March 31, 2009, the Company issued 375,000 stock options to certain employees and directors. The Company recorded approximately $721,000 and $282,000 in stock-based compensation expense, related to employee and director options for the three months ended March 31, 2009 and 2008, respectively. Included in stock-based compensation expense for the three months ended March 31, 2009 is $182,000 related to the accelerated vesting of certain stock option awards. In addition, the Company granted 88,000 restricted stock awards to certain employees during the three months ended March 31, 2009. The restricted stock awards have a weighted average grant date fair value of $8.65 and vest in increments of 25% over four years from the date of grant.
     SFAS No. 123R requires that the cash retained as a result of the tax deductibility of employee and director share-based awards be presented as a component of cash flows from financing activities in the consolidated statements of cash flows. During the three months ended March 31, 2009, the Company realized

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)
approximately $461,000 as a result of the tax deductibility of employee and director share-based awards exercised during the period.
     Stock-Based Compensation—Physicians
     For the three months ended March 31, 2009, the Company did not issue options to its affiliated radiologists. The Company recorded stock-based compensation income related to these independent contractor physicians’ options of approximately $143,000 and $495,000 for the three months ended March 31, 2009 and 2008, respectively.
6. Stock Repurchase Program
     In March 2009, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s outstanding common stock. Repurchases may take place in the open market, or pursuant to negotiated or block transactions in accordance with applicable SEC guidelines and regulations. Additionally, repurchases may be made pursuant to trading plans meeting requirements of Rule 10b5-1 of the Securities Exchange Act. During the three months ended March 31, 2009, the Company repurchased 20,512 shares of common stock at an average price of $5.63 per share. Total cash consideration for the repurchased stock was approximately $116,000. As of March 31, 2009, there remained $4.9 million authorized to repurchase shares of the Company’s common stock.
7. Commitments and Contingencies
     On December 7, 2007, we entered into a lease agreement to lease approximately 82,000 square feet of space in Eden Prairie, Minnesota, which houses our corporate headquarters, operations center and physician services group, in one location. The lease commenced on March 2, 2009, and expires on August 31, 2019. In conjunction with the lease, the Company was entitled to a tenant improvement allowance of approximately $2.7 million and upon commencement of the lease the Company recognized approximately $2.7 million in leasehold improvements and deferred tenant lease allowances. The amounts for leasehold improvements and deferred tenant lease allowance are recorded in property, plant and equipment, net and deferred tenant lease allowance, respectively, on the consolidated balance sheet as of March 31, 2009. In addition, the lease arrangement contains a rent escalation clause for which the lease expenses are recognized on a straight-line basis over the term of the lease. Rent in the amount of $135,000 associated with this lease that is recognized but not yet paid is included in deferred rent as part of other non-current liabilities on the consolidated balance sheet as of March 31, 2009.
     On January 22, 2008, the Company entered into two new license agreements for the provision of network related services that also allow the Company to utilize space in a building in Minnetonka, Minnesota, that houses one of the Company’s data centers. The license agreements commenced on February 15, 2008 and June 1, 2008 and have 36 month terms, expiring in February 2011 and May 2011, respectively. Both license agreements have monthly minimum usage requirements of $10,000 that the Company is obligated to pay if actual services used do not exceed these minimums. As of March 31, 2009, these service minimums have been recorded as a liability, in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The maximum potential amount of future payments is $485,000 and the current portion of this obligation is $240,000, which is recorded in other current liabilities on the consolidated balance sheet as of March 31, 2009. The non-current portion is recorded in other liabilities on the consolidated balance sheet as of March 31, 2009. This obligation will become due immediately if the Company prematurely terminates either of these license agreements.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)
     The Company entered into capital leases for equipment in February 2009 that expire in February 2013. Capital leases are recorded in property, plant and equipment, net, other current liabilities and other non-current liabilities on the consolidated balance sheet as of March 31, 2009. Future minimum lease payments under these capital leases, together with the present value of minimum lease payments, as of March 31, 2009, are as follows:

(in thousands)
2009	$32
2010	43
2011	43
2012	43
2013	3

164
Less: Amount representing interest	11

Present value of minimum lease payments	153
Less: Current portion	38

Capital lease obligations, less current portion	$115

     Excluded from contractual obligations and commitments are certain amounts related to the Company’s uncertain tax positions recognized in accordance with FIN 48, Accounting for Uncertain Income Tax, as the timing and amount of any payment related to these tax positions remain uncertain. As of March 31, 2009 the Company has recognized $171,000 related to these uncertain tax positions.
     Professional Liability Coverage
     The Company’s business entails an inherent risk of claims of medical malpractice against its affiliated radiologists and itself. The Company contracts and pays premiums for professional liability insurance that indemnifies it and its affiliated radiologists for losses incurred related to medical malpractice litigation. The Company maintains professional liability insurance policies with a third-party insurer on a claims-made basis, subject to a self-insured retention, deductibles, exclusions and other restrictions. The Company’s self-insured retention under its professional liability insurance program is insured through VPIL, its wholly owned captive insurance subsidiary. The Company records liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns. An inherent assumption in such estimates is that historical loss patterns can be used to predict future patterns with reasonable accuracy. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. Insurance liabilities are necessarily based on estimates, including claim frequency and severity. Liabilities for claims incurred but not reported are not discounted. The Company recorded expenses for specific claims reserves, medical malpractice loss development reserves and incurred but not recorded claims reserves of approximately zero, $747,000 and $553,000, respectively, during the three months ended March 31, 2009. The Company did not record expense for specific claims reserves, medical malpractice loss development reserves or incurred but not reported claims for the three months ended March 31, 2008.
     The Company believes that its insurance coverage is appropriate based upon its claims experience and the nature of its business. However, the Company cannot assure that any pending or future claim will not be successful, or if successful that it will not exceed the limits of available insurance coverage. If the self-insured retention amounts and other amounts that the Company is actually required to pay materially exceed the estimates that have been reserved, the Company’s financial condition and results of operations could be materially adversely affected.
     Litigation
     On July 31, 2007, Merge eMed, Inc., or Merge, filed a complaint against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that the Company has infringed on certain of Merge’s patents relating to teleradiology. On December 11, 2007, the court granted the Company’s motion to stay the patent suit pending the outcome of a reexamination by the United States Patent and Trademark Office, or PTO, of these same patents. On August 28, 2008, the PTO ruled invalid all of the claims in the patents upon which Merge had sued the Company. Merge has not yet responded to the PTO action. It is expected that a reexamination certificate cancelling the claims of the patents will be issued due to Merge’s failure to respond to the PTO action. The

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)
judicial stay of proceedings in the lawsuit continues in effect at this time.
     On March 8, 2009, DR Systems, Inc. filed a complaint against the Company in the United States District Court for the Southern District of California, alleging that the Company has infringed on a patent held by DR Systems through our use of medical imaging and archival systems. This litigation is in its early stages. However, based upon investigation into the patent and the allegations, the Company believes that it is entitled to indemnity under a third party license agreement, and has notified the third party of the lawsuit and requested that the licensor defend and indemnify the Company.
     The Company is from time to time subject to, and is presently involved in, other litigation or legal proceedings arising out of the ordinary course of business, including medical malpractice claims and certain employment related matters. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2009 and December 31, 2008 the Company’s management believed that the final outcome of these matters would not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.
8. Related Party Transactions
     The Company has entered into a non-exclusive, non-transferable license agreement for the use of certain image management software from a minority stockholder of the Company. For the three months ended March 31, 2009 and 2008, the Company incurred licensing fees under this contract of approximately $289,000 and $243,000, respectively.
     The following table illustrates the revenues, expenses and cash flows that result from the management and professional service agreements between the related parties described in Note 1.

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
VRP professional services revenue from VRC	$6,134	$5,266
VRC professional services expense to VRP	6,134	5,266
VRP professional services revenue from the Professional Corporations	6,624	5,074
Professional Corporations professional services expense to VRP	6,624	5,074
VRC management fee revenue from the Professional Corporations	6,557	5,024
Professional Corporations management fee expense to VRC	6,557	5,024
Cash paid for professional services by VRC to VRP	6,134	5,266
Cash paid for professional services by the Professional Corporations to VRP	6,624	5,074
Cash paid for management fees by the Professional Corporations to VRC	6,557	5,024
     During the quarter ended March 31, 2009, the owners of VRP made the election with the Internal Revenue Service to have VRP taxed as a corporation effective January 1, 2009. Prior to that date VRP was taxed as a partnership. In conjunction with that election, vRad incurred certain compensation costs totaling approximately $279,000 for expected payments to certain current and former owners of VRP to reimburse them for taxes owed in connection with the election. These amounts were included in other current liabilities on the consolidated balance sheet as of March 31, 2009, and sales, general and administrative expense in the consolidated statement of operations for the three months ended March 31, 2009.
     Also during the quarter ended March 31, 2009, the Company incurred approximately $535,000 in expenses related to amounts due to the Company’s former Chairman under the Transition Agreement between the Company and its former Chairman. $420,000 of these amounts were included in other current liabilities on the consolidated balance sheet as of March 31, 2009, and $535,000 was included in sales, general and administrative expense in the consolidated statement of operations for the three months ended March 31, 2009; which consisted of the $420,000 in compensation and $115,000 in stock-based compensation expense.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)
9. Earnings Per Share
     The Company calculates earnings per share in accordance with Emerging Issues Task Force Issue No. 03-6 Participating Securities and the two-class method under FASB Statement No. 128, or EITF Issue No. 03-6, and FSP EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. In accordance with FSP EITF 03-6-1, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. The Company’s recipients of restricted stock awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock and common stockholders based on their respective ownership percentage, as of the end of the period.
     EITF Issue No. 03-6 also requires companies with participating securities to calculate diluted earnings per share using the two-class method in accordance with the provisions of SFAS No. 128 Earnings Per Share, or SFAS No. 128. The two-class method requires the denominator to include the weighted average restricted stock along with the additional share equivalents from the assumed conversion of stock options calculated using the treasury stock method, subject to the antidilution provisions of SFAS No. 128.
     The following table presents the computation of earnings per share:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Basic and Diluted Earnings per Share — Two-class Method Basic Earnings per Share

Undistributed income	$1,392	$—
Restricted stock ownership	0.6%	0%(1)

Restricted stock interest in undistributed income	$8	$—

Weighted average restricted shares outstanding — Basic	57	—
Total basic earnings per share — Restricted	$0.14	$—

Undistributed income	$1,392	$2,000
Common ownership	99.4%	100%(1)

Common stockholders interest in undistributed income	$1,384	$2,000

Weighted average common shares outstanding — Basic	15,863	16,616
Total basic earnings per share — Common	$0.09	$0.12

Diluted Earnings per Share
Common stockholders interest in undistributed earnings	$1,384	$2,000
Add: Undistributed earnings — restricted stock	8	—

Net income used in diluted earnings per share	$1,391	$2,000

Weighted average common shares outstanding — Basic	15,863	16,616
Weighted average restricted stock outstanding	57	—
Common share equivalents	320	652

Shares used to compute earnings per common share — Diluted	16,240	17,268

Total diluted earnings per share	$0.09	$0.12

(1)	There was no restricted stock outstanding during the quarter ended March 31, 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
     Certain statements in this quarterly report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, in particular, statements about our plans, objectives, strategies and prospects regarding, among other things, our business and results of operations. These statements involve a number of risks, uncertainties and other factors that could cause actual results, performance or achievements of Virtual Radiologic Corporation to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Statements that are not historical facts and statements of expectations or future beliefs in this report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. Except as required by applicable law, we undertake no duty to update these forward-looking statements due to new information or as a result of future events.
     Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to the following:
•	the impact of general economic conditions on the number of reads our customers send to us;

•	the competition in the teleradiology market, including pricing pressure resulting from that competition;

•	our ability to effectively manage our growth and development;

•	the impact of intellectual property infringement claims;

•	our ability to recruit and retain qualified radiologists;

•	our characterization of our affiliated radiologists as independent contractors;

•	our ability to obtain proper physician licenses and hospital credentials on behalf of our affiliated radiologists;

•	the regulation of the corporate practice of medicine;

•	our dependence on our Affiliated Medical Practices, which we do not own;

•	our ability to enforce the non-competition agreements with our affiliated radiologists;

•	the loss of key members of management and personnel;

•	new technologies;

•	the breach of our security measures that safeguard patient and customer data;

•	the performance of our information systems, which are dependent on systems provided by third parties;

•	our ability to comply with government regulations;

•	the general economic conditions of the markets that we operate in; and

•	other risk factors listed from time to time in our reports filed with the SEC, including without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by Part II, Item 1A of this report.
     Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Overview
     Virtual Radiologic Corporation is a leading provider of teleradiology services throughout the United States, and we have recently begun expanding to serve customers in international markets. We provide radiologic interpretations, or reads, for emergency and routine care cases through the utilization of a scalable communications network incorporating encrypted broadband internet connections and proprietary workflow management software. We serve our customers — radiology practices, hospitals, clinics and diagnostic imaging centers — by providing reads 24 hours a day, 365 days a year. Our distributed operating model provides our team of American Board of Radiology-certified radiologists with the flexibility to choose the location from which they work and allows us to serve customers located throughout the world.
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
     In this report, Virtual Radiologic Corporation is sometimes referred to as “vRad.” Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. are collectively referred to as the “Professional Corporations.” Virtual Radiologic Professionals, LLC, or VRP, and the Professional Corporations are collectively referred to as the “Affiliated Medical Practices.” vRad has two wholly owned and consolidated subsidiaries; Virtual Radiologic Limited, or VRL, formed under the laws of England and Wales and is located in London, England and vRad Professional Insurance Ltd., or VPIL, formed as an exempted company in the Cayman Islands with limited liability. The terms “Company,” “we,” “us,” and “our” are used in this report refer to vRad, its Affiliated Medical Practices, VRL and VPIL.
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The Securities and Exchange Commission, or SEC, considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We believe the policies described in the following paragraphs to be our critical accounting policies because they are important to the presentation of our financial condition and results of operations, and require critical management judgment and estimates about matters that are uncertain.
     If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition, results of operations and cash flows for future periods could be materially affected.
Principles of Consolidation
     We consolidate our financial results in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. We have determined that the Affiliated Medical Practices are VIEs, and that vRad is the primary beneficiary of the Affiliated Medical Practices, as defined by FIN 46R, and as a result vRad is required to consolidate the Affiliated Medical Practices.

     The following tables show the unaudited condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008, and the unaudited condensed consolidating statements of operations for the three months ended March 31, 2009 and 2008. The amounts reflected in the eliminations columns of the condensed consolidating financial statements represent affiliated party management and professional services fees. The following tables should be read together with our consolidated financial statements and related footnotes included elsewhere in this report.
Condensed Consolidating Balance Sheets
(unaudited)

	As of March 31, 2009
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)
Cash and cash equivalents	$22,007	$948	$—	$22,955
Short-term investments	10,136	—	—	10,136
Accounts receivable, net	8,875	9,114	—	17,989
Other current assets	28,382	19,776	(42,602)	5,556
Non-current assets	22,686	15	—	22,701

Total assets	$92,086	$29,853	$(42,602)	$79,337

Current liabilities	$20,496	$37,638	$(42,602)	$15,532
Non-current liabilities	4,944	—	—	4,944

Total liabilities	25,440	37,638	(42,602)	20,476
Total stockholders’ equity (deficiency)	66,646	(7,785)	—	58,861

Total liabilities and stockholders’ equity	$92,086	$29,853	$(42,602)	$79,337

	As of December 31, 2008
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)
Cash and cash equivalents	$17,399	$1,781	$—	$19,180
Short-term investments	10,136	—	—	10,136
Accounts receivable, net	8,842	8,541	—	17,383
Other current assets	20,677	8,223	(24,074)	4,826
Non-current assets	19,292	16	168	19,476

Total assets	$76,346	$18,561	$(23,906)	$71,001

Current liabilities	$10,014	$26,566	$(24,074)	$12,506
Non-current liabilities	1,810	—	168	1,978

Total liabilities	11,824	26,566	(23,906)	14,484
Total stockholders’ equity (deficiency)	64,522	(8,005)	—	56,517

Total liabilities and stockholders’ equity	$76,346	$18,561	$(23,906)	$71,001

Condensed Consolidating Statements of Operations
(unaudited)

	Three Months Ended March 31, 2009
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$21,863	$26,020	$(19,315)	$28,568
Operating costs and expenses	19,965	25,632	(19,315)	26,282

Operating income	1,898	388	—	2,286
Other income	56	—	—	56

Income before income tax	1,954	388	—	2,342
Income tax expense	782	168	—	950

Net income	$1,172	$220	$—	$1,392

	Three Months Ended March 31, 2008
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$18,189	$20,495	$(15,364)	$23,320
Operating costs and expenses	14,551	20,770	(15,364)	19,957

Operating income	3,638	(275)	—	3,363
Other income	176	—	—	176

Income (loss) before income tax	3,814	(275)	—	3,539
Income tax expense	1,533	2	—	1,535

Net income (loss)	$2,281	$(277)	$—	$2,004

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
     Medical Malpractice Loss Reserves
     We maintain professional liability insurance policies with a third-party insurer on a claims-made basis, subject to a self-insured retention, deductibles, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is insured through a wholly owned captive insurance subsidiary. We record liabilities for specific case reserves, claims made loss development reserves and claims incurred but not reported based on specific case analysis and an actuarial valuation using industry data and our historical loss patterns. The actuarial analysis utilizes industry loss data as a result of our limited loss history. An inherent assumption in such estimates is that industry data and our historical loss patterns can be used to predict future patterns with reasonable accuracy. Insurance liabilities are necessarily based on estimates, including claim frequency and severity. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.
     Intangible Assets and Goodwill
     We account for acquired goodwill and identifiable intangible assets in accordance with SFAS No. 141, Business Combinations, or SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. As such, we record acquired assets, including identifiable intangible assets and liabilities, at their respective fair values, recording goodwill for the excess of cost over the fair value of the net assets acquired. The values assigned to identifiable intangible assets are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers. These methodologies and techniques utilize various assumptions that require significant judgment, including an estimation of the future cash flows of identifiable intangible assets and the discounting of cash flows to their present value utilizing an appropriate risk-adjusted rate of return, or discount rate. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods.
     In accordance with SFAS No. 142 we test our goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. Our tests are based on our single operating segment and reporting unit structure.
     Income Taxes
     vRad recognizes income taxes under the asset and liability method. As such, deferred taxes are based on the temporary differences, if any, between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. Deferred taxes are determined using the enacted tax rates that are expected to apply when the temporary differences reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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
     As previously noted, we consolidate our financial results under the provisions of FIN 46R. For income tax purposes, however, we are not considered a consolidated entity. As a result, income generated by the Affiliated Medical Practices, as well as any losses they are able to fund, are excluded from vRad’s calculation of income tax liability. In addition, losses generated by the Affiliated Medical Practices that are funded by vRad result in temporary differences between vRad’s book and tax bases of accounting. These temporary differences will reverse in future periods to the extent those losses are able to be recovered by vRad.
     vRad’s 2006 federal income tax return is currently under examination by the Internal Revenue Service, or IRS. In addition, VRP’s 2006 federal income tax return is currently under examination by the IRS and, in conjunction with their audit of VRP’s 2006 federal income tax return, the IRS is also examining the 2006 quarterly employment tax returns of VRP. Subsequent to March 31, 2009, vRad received notice from the IRS that the examiner is recommending the audit of vRad’s 2006 federal income tax return be closed without any adjustment. The examination of VRP is ongoing and we continue to work with the IRS to expedite the conclusion of these examinations. At this time we do not believe the results of these examinations will have a material adverse effect on us, however the timing and results of any final determination remain uncertain and any adverse determination from the IRS could have a material effect on our consolidated financial position, results of operations, or cash flows.
     Effective January 1, 2009, the owners of VRP made the election with the IRS to have VRP taxed as a corporation. Prior to that date, VRP was taxed as a partnership.
Trends in our Business and Factors Affecting Our Results of Operations
     During 2009 we continue to focus on retaining our existing customers, acquiring new customers, retaining and attracting additional radiologists, and further penetration into the final read market.
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
     Our growth in revenue for the three months ended March 31, 2009 over the three months ended March 31, 2008 primarily resulted from:
•	an increase in the number of customers and facilities we serve;

•	an increase in utilization of our services by our customers;

•	an increase in volume of higher-priced final reads;

•	high customer retention rates; and

•	customer relationships acquired through our acquisition of Diagna Radiology LLC.
     The above factors have been partially offset by declines in our average price per study during that same time.
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
     In addition, our revenues are affected by fluctuations in the price per read charged to the customers to whom we provide service. We have seen an increased amount of pricing pressure from competition in our marketplace and we expect these declines in price to continue for the near future. In general, we have seen the greatest impact from pricing declines in preliminary reads and specifically in CT and plain film reads. During the three months ended March 31, 2009, the decrease in average price per read was not materially affected by changes in mix.
     More recently, our customers have been impacted by the economic downturn, which we believe resulted in a decrease in hospital emergency department visits and elective procedures during the second half of 2008, and continued in the first quarter of 2009, impacting imaging volumes. We are unable to predict what impact a continued economic downturn will have on our customers and our business or when general economic conditions will improve.
Key Revenue Metrics

	For the three months ended March 31,
	2009	% change	2008	% change
Customers	625	27.3%	491	19.5%

Facilities	1,050	25.3%	838	13.9%

Reads	613,117	30.3%	470,694	33.7%

% of U.S. hospitals served	17.1%		13.2%

Same site volume growth	2.2%		14.6%

Percentage of read revenue from:
Final reads	27.2%		22.7%
Preliminary reads	72.8%		77.3%

Year-over-year change in price per read	(5.4)%		(3.7)%
     We also expect to derive revenue in the future from contracts for the licensing of our technology infrastructure, including vRad Enterprise ConnectSM, and the provision of management and support services. Our technology infrastructure products provide customers with the ability to schedule, organize, assign, track and report on thousands of reads every day. The utilization of our proprietary teleradiology platform along with our operational support services enables customers to extend their services, enhance ancillary revenue and increase radiologist efficiency. Revenue realized through the licensing of vRad Enterprise Connect was not material for the three months ended March 31, 2009.

     Operating Expenses
     Our operating expenses consist primarily of professional services expense and sales, general and administrative expense.
     Professional Services Expense. Our professional services expense consists of the fees we pay to our affiliated radiologists for their services, physician stock-based compensation and medical malpractice liability expense.
•	Physician Cash Compensation Expense. Physician cash compensation expense is the fees paid to our affiliated radiologists for providing diagnostic interpretation services for our customers. We compensate our affiliated radiologists using a formula that includes a base level of compensation and additional amounts with regard to the number and type of reads performed. We recognize physician cash compensation expense in the month in which our affiliated radiologists perform the reads for our customers. Physician cash compensation also includes amounts paid for quality assurance services. Since our inception, our physician cash compensation expense has increased each year as we have added more affiliated radiologists to fulfill the increased demand for our services as our business and customer base has grown. However, physician cash compensation expense as a percentage of revenue has decreased due to the increased productivity of our affiliated radiologists. The increases in productivity by the existing affiliated radiologists have been, and may continue to be, offset, in part, by increases in newly engaged affiliated radiologists and the costs associated with the typical 150- to 180-day period during which newly engaged affiliated radiologists obtain necessary state licenses and hospital credentials, and thereafter become accustomed to our workflow technology. We expect that our physician cash compensation expense will continue to increase, but may decrease as a percentage of revenues over time as the efficiency and utilization of our affiliated radiologists improves.

•	Physician Stock-Based Compensation Expense. We record stock-based compensation expense in connection with any stock-based awards to our affiliated radiologists. Physician stock-based compensation expense is a non-cash expense that fluctuates based upon the fair value of our common stock underlying the awards at the close of each reporting period as required by EITF Issue No. 96-18. As the value of an award is based on the underlying value of the common stock, we may record additional expense or income based on fluctuations in that value. Our physician stock-based compensation expense may also increase in future periods if we issue additional options and other stock-based awards to our affiliated radiologists.

•	Medical Liability Expense. Medical liability expense consists primarily of premiums paid for third-party medical malpractice insurance, claims made loss development reserves related to our self-insured retention and incurred but not reported, or IBNR, loss reserves. We amortize medical liability insurance premiums over the term of the policy to which they relate and recognize loss development and IBNR reserves based on actuarial analyses performed during the policy term. Our medical liability expense has increased each year since inception due to the increases in our medical liability insurance premiums primarily associated with the increased volume of reads our affiliated radiologists have performed.
Key Professional Service Metrics

	For the three months ended March 31,
	2009	2008
Radiologists providing services	134	116
Average diagnostic cash compensation per read	$20.09	$21.79

     Sales, General and Administrative Expense. Sales, general and administrative expense is our second most significant expense as a percentage of revenue. Sales, general and administrative expense consists primarily of employee compensation expense, sales and marketing expense, information technology expense, the costs associated with the licensing and credentialing of our affiliated radiologists and the costs associated with maintaining our facilities. Our sales, general and administrative expense has increased each year since our inception as a result of increased employee compensation expenses, including stock-based compensation, and costs associated with development and maintenance of our expanding business, such as information technology and facilities costs. We expect sales, general and administrative expense may increase as a percentage of revenue in the near term, however, we believe that this expense will decrease as a percentage of revenue over time.
Results of Operations
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of revenue.

	Three Months Ended
	March 31,
	2009	2008
Revenue	100.0%	100.0%

Operating costs and expenses:
Professional services	48.2	44.5
Physician cash compensation	43.4	44.8
Physician stock-based compensation	(0.5)	(2.1)
Medical liability expenses	5.3	1.8
Sales, general and administrative	38.7	37.4
Depreciation and amortization	5.1	3.7

Total operating costs and expenses	92.0	85.6

Operating income	8.0	14.4
Interest income, net	0.2	0.8
Income tax expense	3.3	6.6

Net income	4.9	8.6
Net income attributable to non-controlling interest(1)	—	—

Net income attributable to Virtual Radiologic Corporation	4.9%	8.6%

(1)	Non-controlling interest for the three months ended March 31, 2009 and 2008 represents less than 0.1% as a percentage of revenue.

Comparison of the Three Months Ended March 31, 2009 and March 31, 2008
Revenue

	Three Months Ended
	March 31,		Change
	2009	2008	In Dollars	Percentage
	(dollars in thousands)
Revenue from reads	$28,102	$22,929	$5,173	22.6%
Other revenue	466	391	75	19.2

Total revenue	$28,568	$23,320	$5,248	22.5%

     The 22.5% increase in revenue for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, resulted primarily from increased volume from our existing customers and an increase in the number of customers and facilities to whom we provided services, including customer relationships acquired through the purchase of Diagna. This increase was partially offset by a 5.4% decline in our average price per read. The number of customers to whom we provided services increased to 625 as of March 31, 2009, from 491 as of March 31, 2008. The number of medical facilities to whom we provide services increased to 1,050 as of March 31, 2009, from 838 as of March 31, 2008.
     Revenue from reads also increased as a result of higher final read volume and same site volume growth. The percentage of revenue from final reads was 27% and 23% for the three months ended March 31, 2009 and 2008, respectively. Same site volume growth was approximately 2.2% for the three months ended March 31, 2009, as compared to 14.6% for the three months ended March 31, 2008. Same site volume growth measures the percentage increase in the number of reads over the comparable prior year period generated by a facility that has been under contract for at least three months at the beginning of the measurement period and remains a customer throughout that period.
     Other revenue, primarily representing revenue from networking, licensing and credentialing and other service revenue, grew with the addition of new customers.
Operating Costs and Expenses
     Professional Services

	Three Months Ended	Percentage	Three Months Ended	Percentage	Change
	March 31, 2009	of Revenue	March 31, 2008	of Revenue	In Dollars	Percentage
	(dollars in thousands)
Physician cash compensation expense	$12,402	43.4%	$10,452	44.8%	$1,950	18.7%
Physician stock-based compensation income	(143)	(0.5)	(495)	(2.1)	352	(71.1)
Medical liability expense	1,507	5.3	410	1.8	1,097	267.6

Professional services	$13,766	48.2%	$10,367	44.5%	$3,399	32.8%

     The 32.8% increase in professional services expense for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, resulted primarily from increases in physician cash compensation expense and medical liability expense. Physician cash compensation expense increased primarily as a result of additional reading radiologists, including the additional radiologists from the acquisition of Diagna. For the three months ended March 31, 2009, the number of physicians performing reads increased 15.5% to 134 compared to 116 for the three months ended March 31, 2008. Medical liability expense increased due to additional loss reserves resulting from an increase in loss claim frequency and the corresponding establishment of actuarially based loss development and IBNR reserves. The decrease in the non-cash physician stock-based compensation income resulted from a smaller decline in the value of our common stock during the first quarter of 2009.

     The decrease in physician cash compensation expense as a percentage of revenue from 44.8% for the three months ended March 31, 2008 to 43.4% for the three months ended March 31, 2009 resulted primarily from improved radiologist efficiency due to continuing advancements in both our distributed network infrastructure and our radiologist support services.
     Sales, General and Administrative

	Three Months Ended	Percentage	Three Months Ended	Percentage	Change
	March 31, 2009	of Revenue	March 31, 2008	of Revenue	In Dollars	Percentage
	(dollars in thousands)
Sales, general and administrative	$11,066	38.7%	$8,735	37.4%	$2,331	26.7%
     The 26.7% increase in sales, general and administrative expense for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, resulted primarily from increased expenses for employee compensation, information technology and other general and administrative expense.
•	Employee Compensation. Our employee compensation expense increased from $4.9 million for the three months ended March 31, 2008 to $6.0 million for the three months ended March 31, 2009. The 22.4% increase resulted primarily from additional non-cash employee stock-based compensation expense, accrued performance-based bonus compensation, and tax indemnity costs associated with the election by VRP to be taxed as a corporation. Non-cash employee stock-based compensation increased $438,000 for the three months ended March 31, 2009 as a result of an increase in the number of options outstanding and the accelerated vesting of certain outstanding employee stock-based awards. Employee compensation also increased $405,000 from additional accrued performance-based bonus compensation resulting from the achievement of certain financial targets during the first quarter of 2009 and $295,000 from costs associated with VRP’s election to be taxed as a corporation rather than a partnership. These increases were partially offset by a decrease in salaries expense as a result of a 14.4% decline in the number of administrative and operations personnel from March 31, 2008 to March 31, 2009. Employee compensation expense as a percentage of revenue was 21.0% for the three months ended March 31, 2009 and 2008.

•	Information Technology. Our information technology expense increased from $541,000 for the three months ended March 31, 2008 to $814,000 for the three months ended March 31, 2009. The 50.5% increase resulted primarily from increased software transactional costs associated with our growth in volumes and incremental provisioning costs for data center floor space and communications bandwidth. Information technology expense as a percentage of revenue was 2.9% and 2.3% for the three months ended March 31, 2009 and 2008, respectively.

•	Other General and Administrative. Our other general and administrative expenses increased from $2.1 million for the three months ended March 31, 2008 to $3.1 million for the three months ended March 31, 2009. The 47.6% increase resulted primarily from a $420,000 charge related to amounts due to our former Chairman under the Transition Agreement between us and our former Chairman, a $354,000 increase in bad debt reserves, and a $155,000 increase in outside professional fees. These increases were partially offset by reductions in shipping costs and hiring and recruiting expense for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Other general and administrative expenses as a percentage of revenue were 11.0% and 9.0% for the three months ended March 31, 2009 and 2008, respectively.
     We believe that sales, general and administrative expenses will increase as we continue to grow. We also anticipate that in the near term our sales, general and administrative expense as a percentage of revenue may increase; however, we believe that this expense will decrease as a percentage of revenue over time.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased from $855,000 for the three months ended March 31, 2008 to $1.5 million for the three months ended March 31, 2009. This 75.4% increase was due primarily to additional technology equipment purchased for our operations and the amortization of customer relationship and non-compete intangible assets, which resulted from our acquisition of Diagna. Depreciation and amortization expense as a percentage of revenue was 5.1% and 3.7% for the three months ended March 31, 2009 and 2008, respectively. We believe that depreciation and amortization expense will increase in the future.
     Interest Income, Net. Interest income, net, decreased from income of $176,000 for the three months ended March 31, 2008 to income of $56,000 for the three months ended March 31, 2009. This decrease in interest income relates primarily to the decrease in interest rates from the three months ended March 31, 2008 to the three months ended March 31, 2009.
     Income Tax Expense. Income tax expense decreased from $1.5 million for the three months ended March 31, 2008 to $950,000 for the three months ended March 31, 2009, which resulted primarily from a decrease in pre-tax net income for vRad of approximately $3.8 million for the three months ended March 31, 2008 to approximately $2.0 million for the three months ended March 31, 2009. As previously discussed, we consolidate our financial results in accordance with FIN 46R. However, for income tax purposes, vRad is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices. As a result, tax losses of the Affiliated Medical Practices are not available to offset taxable income of vRad. The difference in the consolidated group for financial statement purposes and tax purposes, combined with the valuation allowances established for deferred tax assets related to net operating loss carryforwards of certain of the Affiliated Medical Practices, also contributed to the decrease in income tax expense for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The totality of these factors resulted in an effective tax rate of 40.6% for the three months ended March 31, 2009 compared to a rate of 43.4% for the three months ended March 31, 2008.
Liquidity and Capital Resources
Cash, Cash Equivalents and Short-Term Investments
     Our financial position included cash and cash equivalents of $23.0 million and $33.5 million at March 31, 2009 and 2008, respectively. In addition, we have short-term investments totaling $10.1 million at March 31, 2009. We have historically funded our operations from cash flows generated from our operating activities, by proceeds generated from the sale of our stock, and to a lesser extent on a historical basis, from borrowings under our previous credit facilities.
     The reported changes in cash and cash equivalents for the three months ended March 31, 2009 and 2008 are summarized below:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$6,683	$3,416
Net cash used in investing activities	(3,275)	(4,608)
Net cash provided by financing activities	367	1,201

Increase in cash and cash equivalents	$3,775	$9

Cash Flows from Operating Activities
     For the three months ended March 31, 2009, we generated $6.7 million of net cash from operating activities from net income of $1.4 million. Our net cash from operating activities during this period included cash inflows of $2.4 million in accrued expenses related primarily to an increase in accrued professional services expense, $664,000 as a result of a decrease in current taxes receivable, $438,000 related to an increase in accounts payable resulting primarily from the growth in our business, and $396,000 as a result of a decrease in prepaid expenses related to the amortization of prepaid medical liability insurance premiums. These inflows were partially offset by cash outflows of $1.1 million related to an increase in accounts receivable. In addition, we had non-cash charges of $1.5 million for depreciation and amortization, $578,000 for stock-based compensation, and $535,000 for the provision of doubtful accounts and sales allowances.
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
Cash Flows from Investing Activities
     Net cash used in investing activities was $3.3 million for the three months ended March 31, 2009, which resulted primarily from $2.2 million in capital expenditures associated with our new headquarters facility and the continued investment in our information technology infrastructure. In addition, there was a $1.1 million increase in restricted cash related to a security deposit for the lease of our new headquarters facility and a letter of credit for the establishment of VPIL.
     Net cash used in investing activities was $4.6 million for the three months ended March 31, 2008. The cash used was primarily for capital expenditures associated with the purchase of equipment and continued investment in our information technology infrastructure.
     Cash Flows from Financing Activities
     Net cash provided by financing activities was $367,000 for the three months ended March 31, 2009. Our net cash provided by financing activities included retained cash of $461,000 as a result of tax benefits generated by the disqualified disposition of stock options during the period and $22,000 of net proceeds from the issuance of common stock relating to the exercise of stock options. These inflows were partially offset by $116,000 paid for the repurchase of our common stock.
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
Contractual Obligations and Commitments
     On December 7, 2007, we entered into a lease agreement to lease approximately 82,000 square feet of space in Eden Prairie, Minnesota, which houses our corporate headquarters, operations center and physician services group, in one location. The lease commenced on March 2, 2009, and expires on August 31, 2019. In conjunction with the lease, we were entitled to a tenant improvement allowance of approximately $2.7 million and upon commencement of the lease we recognized approximately $2.7 million in leasehold improvements and deferred tenant lease allowances. The amounts for leasehold improvements and deferred tenant lease allowance are recorded in property, plant and equipment, net and deferred tenant lease allowance, respectively on the consolidated balance sheet as of March 31, 2009. In addition, the lease arrangement contains a rent escalation clause for which the lease expenses are recognized on a straight-line basis over the term of the lease. Rent in the amount of $135,000 associated with this lease that is recognized but not yet paid is included in deferred rent as part of other non-current liabilities on the consolidated balance sheet as of March 31, 2009.
     On January 22, 2008, we entered into two new license agreements for the provision of network related services that allow us to utilize space in a building in Minnetonka, Minnesota, that houses one of our data centers. The license agreements commenced on February 15, 2008 and June 1, 2008 and have 36 month terms, expiring in February 2011 and May 2011, respectively. Both license agreements have monthly minimum usage requirements of $10,000 for which we are obligated to pay if actual services used do not exceed these minimums. These service minimums have been recorded as a liability as of March 31, 2009, in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FASB Staff Position, or FSP, FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. The maximum potential amount of future payments is $485,000 and the current portion of this obligation is $240,000, which is recorded in other current liabilities on the consolidated balance sheet as of March 31, 2009. The non-current portion is recorded in other liabilities on the consolidated balance sheet as of March 31, 2009. This obligation will become due immediately if we prematurely terminate either of the license agreements.
     We also lease equipment under capital leases that expire in February 2013. Future minimum lease payments under these capital leases, together with the present value of minimum lease payments, as of March 31, 2009, consist of the following:

(in thousands)
2009	$32
2010	43
2011	43
2012	43
2013	3

164
Less: Amount representing interest	11

Present value of minimum lease payments	153
Less: Current portion	38

Capital lease obligations, less current portion	$115

     Excluded from contractual obligations and commitments are certain amounts related to our uncertain tax positions recognized in accordance with Financial Interpretation No. 48, Accounting for Uncertain Income Tax, as the timing and amount of any payment related to these tax positions remain uncertain. As of March 31, 2009 we have recognized $171,000 related to these uncertain tax positions.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarified the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 deferred the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that had been deferred by FSP FAS 157-2 was effective beginning January 1, 2009. The application of the provisions of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS No. 160, which changes the accounting was and reporting of minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest being sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 was adopted by us on January 1, 2009. The statement has been applied prospectively, except for the presentation and disclosure requirements which have been applied retrospectively for all periods presented. In accordance with the provisions of SFAS No. 160, we have classified non-controlling interests as part of total stockholders’ equity on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as of March 31, 2009 and December 31, 2008. In addition, we have classified non-controlling interest expense after net income to arrive at net income attributable to Virtual Radiologic Corporation on the consolidated statements of operations for the three months ended March 31, 2009 and 2008. Prior to the adoption of SFAS No. 160, we recorded non-controlling interests as a liability on our consolidated balance sheet and non-controlling interest expense as a component of net income on our consolidated statement of operations. This statement did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This pronouncement was effective for fiscal years beginning after December 15, 2008. This statement did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In December 2008, FASB issued FSP FAS 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, this FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46R to require public enterprises to provide additional disclosures about their involvement with variable interest entities. These pronouncements were effective for reporting periods ending after December 15, 2008. The adoption of these pronouncements did not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Foreign Currency Exchange Risk
     As of March 31, 2009, we did not have significant exposure to foreign currency exchange rates as substantially all of our transactions are denominated in U.S. dollars. VRL’s functional currency is the British pound; however, as of and for the three months ended March 31, 2009, VRL’s operations were not significant and did not have a material impact on our consolidated results of operations or financial position.
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

PART II — Other Information
ITEM 1. Legal Proceedings
     On July 31, 2007, Merge eMed, Inc. filed a complaint against vRad in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that vRad has infringed on certain of Merge’s patents relating to teleradiology. On December 11, 2007, the court granted our motion to stay the patent suit pending the outcome of a reexamination by the United States Patent and Trademark Office, or PTO, of these same patents. On August 28, 2008, the PTO ruled invalid all of the claims in the patents upon which Merge had sued vRad. Merge has not yet responded to the PTO action. It is expected that a reexamination certificate cancelling the claims of the patents will be issued due to Merge’s failure to respond to the PTO action. The judicial stay of proceedings in the lawsuit continues in effect at this time.
     On March 8, 2009, DR Systems, Inc. filed a complaint against vRad in the United States District Court for the Southern District of California, alleging that vRad has infringed on a patent held by DR Systems through our use of medical imaging and archival systems. This litigation is in its early stages. However, based upon investigation into the patent and the allegations, we believe that vRad is entitled to indemnity under a third party license agreement, and have notified the third party of the lawsuit and requested that the licensor defend and indemnify vRad.
     We are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising out of the ordinary course of business, including medical malpractice claims and certain employment related matters. We believe that neither we, nor, to our knowledge, any of our affiliated radiologists, are presently a party to any litigation, the outcome of which could have a material adverse effect on us.
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
ITEM 1A. Risk Factors
     The Company has added the following risk factor to the risk factors previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008.
     We are subject to medical device regulations applicable to our use of vRad PACS and our failure to maintain regulatory clearance for this software or to maintain regulatory compliance as a medical device establishment could adversely impact our business.
     On April 13, 2009, we announced the development of vRad PACS — our proprietary Picture Communications and Archiving System. Even though we currently intend to only provide vRad PACS for internal use by our affiliated radiologists in the United States, its use in diagnosing and treating patients makes vRad PACS a medical device subject to regulation in the United States by the United States Food and Drug Administration, or FDA. Accordingly, we sought and received Section 510(k) marketing clearance from the FDA.
     In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping and surveillance procedures for medical devices. Although vRad PACS has received requisite marketing clearance from the FDA, the FDA could require us to cease using vRad PACS due to failure to comply with regulatory standards or the occurrence of unforeseen problems. As a developer of a medical device, our facilities and processes are also subject to regulation. The FDA can and will be expected to inspect our facilities to determine whether we are in compliance with various regulations relating to quality systems, such as manufacturing practices, validation, testing, quality control, product labeling and product surveillance.
     FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us. A determination that we are in violation of FDA regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in extreme cases, criminal sanctions, depending on the nature of the violation, all of which could have a material adverse effect on our business.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     On March 4, 2009, our Board of Directors authorized the repurchase of up to $5.0 million of our outstanding common stock in the open market or through private transactions, from time to time, in accordance with Securities and Exchange Commission regulations. The repurchase plan does not have an expiration date. During the period from March 4, 2009 to March 31, 2009, the Company repurchased shares in the open market and pursuant to trading plans meeting the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934. The following table summarizes the repurchases:

Total Number of
Shares
	Total Number	Average Price	Purchased as	Maximum Value that
	of Shares	Paid per	Part of Publicly	May Yet Be Purchased
Period	Purchased	Share	Announced Plans	Under the plan
March 4, 2009 — March 31, 2009	20,512	$5.63	20,512	$4,883,959
ITEM 5. Other Information
     On April 30, 2009, we entered into amendments with VRP and the Professional Corporations to (i) the Professional and Management Services Agreement and License, as amended, by and between us and VRP, and (ii) the Management Services Agreements, as amended, by and between us and each of the Professional Corporations (the “Amendments”). The Amendments modify the circumstances under which we may designate a successor equity owner for VRP and each of the Professional Corporations, and are intended to ensure the continuity of patient care and the business relationship between us, VRP and the Professional Corporations when those circumstances arise. The circumstances include the equity owner’s death, disability, disqualification, certain transfer events involving the equity and breach or threatened breach of the agreement.
     The above summary of the Amendments is qualified in its entirety by reference to the Amendments, which are filed as Exhibits 10.1 through 10.7 to this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

ITEM 6. Exhibits
Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth below:
EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 3 to Management Professional and Management Services Agreement and License, dated as of April 30, 2009, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Corporation.***

10.2	Amendment No. 2 to Management Services Agreement, dated as of April 30, 2009, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of California, P.A. ***

10.3	Amendment No. 2 to Management Services Agreement, dated as of April 30, 2009, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Illinois, S.C.***

10.4	Amendment No. 2 to Management Services Agreement, dated as of April 30, 2009, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Michigan, P.C.***

10.5	Amendment No. 2 to Management Services Agreement, dated as of April 30, 2009, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Minnesota, P.A.***

10.6	Amendment No. 2 to Management Services Agreement, dated as of April 30, 2009, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of New York, P.A.***

10.7	Amendment No. 2 to Management Services Agreement, dated as of April 30, 2009, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Texas, P.A.***

10.8	First Amendment to Lease, effective March 31, 2009, between Windsor Plaza, LLC and Virtual Radiologic Corporation***

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

***	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert C. Kill	President and Chief Executive Officer
Robert C. Kill	(Principal Executive Officer)	May 1, 2009

/s/ Leonard C. Purkis	Chief Financial Officer (Principal
Leonard C. Purkis	Financial and Accounting Officer)	May 1, 2009