Form 10-Q
period 2009-06-30
Virtual Radiologic CORP
filed 2009-07-30
CIK 1361579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-33815

Virtual Radiologic Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0074530 (IRS Employer Identification No.)

11995 Singletree Lane, Suite 500 Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip code)
(952) 595-1100
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 27, 2009, 15,776,353 shares of the registrant’s common stock were outstanding.

Part I – Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

Part II – Other Information
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	38
Item 6.	Exhibits	40
Signatures		41
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – Financial Information
ITEM 1. Financial Statements
Virtual Radiologic Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	As of	As of
	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$34,395	$19,180
Restricted cash	1,753	700
Short-term investments	7,096	10,136
Accounts receivable, net	17,937	17,383
Prepaid expenses	945	1,704
Other current assets	544	2,422

Total current assets	62,670	51,525

Property, plant and equipment, net	15,190	11,692
Intangible assets, net	4,513	5,073
Medical malpractice excess loss reserves receivable	1,396	1,288
Other assets	923	1,423

Total assets	$84,692	$71,001

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$353	$421
Accrued professional services compensation expense	6,118	5,690
Accrued sales, general and administrative compensation expense	3,428	1,383
Current deferred tax liability	1,103	1,103
Other current liabilities	2,784	2,490

Total current liabilities	13,786	11,087

Deferred tenant lease allowance	2,619	—
Medical malpractice loss reserves	3,332	1,419
Medical malpractice excess loss reserves	1,396	1,288
Other liabilities	965	690

Total liabilities	22,098	14,484

Commitments and contingencies (see Note 7)

Virtual Radiologic Corporation stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized at June 30, 2009 and December 31, 2008; 15,819,515 and 15,849,398 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	17	17
Additional paid-in capital	99,024	95,881
Treasury stock at cost, 1,046,638 and 944,760 shares at June 30, 2009 and December 31, 2008, respectively	(8,841)	(8,000)
Accumulated deficit	(27,619)	(31,397)
Accumulated other comprehensive loss	(13)	(6)

Total Virtual Radiologic Corporation stockholders’ equity	62,568	56,495

Non-controlling interest (See Note 2)	26	22

Total stockholders’ equity	62,594	56,517

Total liabilities and stockholders’ equity	$84,692	$71,001

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$30,585	$25,921	$59,153	$49,241

Operating costs and expenses:
Professional services	14,396	11,910	28,162	22,277
Sales, general and administrative	10,526	9,332	21,592	18,067
Depreciation and amortization	1,723	1,216	3,173	2,071

Total operating costs and expenses	26,645	22,458	52,927	42,415

Operating income	3,940	3,463	6,226	6,826

Other income (expense):
Interest income	45	89	102	265
Interest expense	(2)	—	(3)	—

Total other income	43	89	99	265

Income before income tax expense	3,983	3,552	6,325	7,091

Income tax expense	1,593	1,548	2,543	3,083

Net income	2,390	2,004	3,782	4,008

Non-controlling interest expense	4	4	4	8

Net income attributable to Virtual Radiologic Corporation	$2,386	$2,000	$3,778	$4,000

Earnings per common share
Basic	$0.15	$0.12	$0.24	$0.24
Diluted	$0.15	$0.12	$0.23	$0.23
Weighted average common shares outstanding
Basic	15,871	16,719	15,867	16,667
Diluted	16,279	17,198	16,260	17,233
The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Loss	Interest	Equity
Balance at December 31, 2007	16,463	$16	$90,165	$—	$(39,851)	$—	$8	$50,338
Net income	—	—	—	—	8,454	—	—	8,454
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	(6)	—	(6)

Total comprehensive income								8,448
Equity-based compensation for independent physicians	—	—	(479)	—	—	—	—	(479)
Equity-based compensation for employees	—	—	1,544	—	—	—	—	1,544
Stock option exercises	331	1	313	—	—	—	—	314
Excess tax benefits from exercises of stock options	—	—	4,396	—	—	—	—	4,396
Non-controlling interest	—	—	—	—	—	—	14	14
Stock issuance costs	—	—	(58)	—	—	—	—	(58)
Repurchase of common shares	(945)	—	—	(8,000)	—	—	—	(8,000)

Balance at December 31, 2008	15,849	17	95,881	(8,000)	(31,397)	(6)	22	56,517

Net income	—	—	—	—	3,778	—	—	3,778
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	(7)	—	(7)

Total comprehensive income								3,771
Equity-based compensation for independent physicians	—	—	284	—	—	—	—	284
Equity-based compensation for employees	—	—	1,277	—	—	—	—	1,277
Stock option exercises	72	—	32	—	—	—	—	32
Excess tax benefits from exercises of stock options	—	—	1,550	—	—	—	—	1,550
Non-controlling interest							4	4
Repurchase of common shares	(102)	—	—	(841)	—	—	—	(841)

Balance at June 30, 2009	15,819	$17	$99,024	$(8,841)	$(27,619)	$(13)	$26	$62,594

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,782	$4,008
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts and sales allowance	851	309
Depreciation and amortization	3,173	2,071
Lease abandonment liability	200	—
Medical malpractice loss reserves	2,091	—
Equity based compensation for independent contractor physicians	284	(559)
Equity based compensation for employees	1,277	704
Deferred income taxes	261	1,059
Other, net	89	49
Changes in operating assets and liabilities:
Accounts receivable	(1,405)	(1,634)
Prepaid expenses	758	1,024
Other assets	1,790	693
Accounts payable	91	136
Accrued expenses	2,584	848
Other liabilities	790	121

Net cash provided by operating activities	16,616	8,829

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,135)	(5,072)
Cash paid for acquisition, net of cash acquired	—	(6,521)
Proceeds from maturity of short-term investment	3,054	—
Restricted cash	(1,050)	—
Other, net	8	(52)

Net cash used in investing activities	(2,123)	(11,645)

Cash flows from financing activities:
Excess tax benefit from exercises of stock options	1,550	1,917
Repurchases of common stock	(841)	—
Other, net	13	(165)

Net cash provided by financing activities	722	1,752

Net increase (decrease) in cash and cash equivalents	15,215	(1,064)
Cash and cash equivalents:
Beginning of period	19,180	33,487

End of period	$34,395	$32,423

Supplemental disclosure of cash flow information
Cash received for income taxes	$435	$776
The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)
1. Business Overview
     Virtual Radiologic Corporation, or vRad, a Delaware corporation, provides radiologic interpretations, or reads, via teleradiology for emergency and routine care coverage to radiology practices, hospitals, clinics and diagnostic imaging centers primarily located within the United States. Virtual Radiologic Professionals, LLC, or VRP, a Delaware limited liability company, is vRad’s affiliated physician-owned medical practice that contracts with the Company’s independent contractor physicians for the provision of their services to fulfill customer contracts held by vRad or the other Professional Corporations (as defined below).
     Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. are collectively referred to as the “Professional Corporations.” As of June 30, 2009 each of these entities was a professional corporation with one stockholder, who was also an officer and a director of vRad, and the sole equity owner of VRP. The Professional Corporations hold customer contracts in certain states to facilitate compliance with corporate practice of medicine laws in such states. VRP and the Professional Corporations are collectively referred to as the “Affiliated Medical Practices.”
     vRad also has two wholly-owned and consolidated subsidiaries, Virtual Radiologic Limited, or VRL, and vRad Professional Insurance Ltd., or VPIL. VRL was formed under the laws of England and Wales and is located in London, England. VRL was formed to facilitate the international expansion of the Company’s business providing teleradiology services and products to customers located outside of the United States. VPIL was formed for the purpose of insuring the Company’s self-insured retention under its medical malpractice insurance policy. VPIL was formed as an exempted company in the Cayman Islands with limited liability.
     The term “Company” as used in this report refers to vRad, its Affiliated Medical Practices, VRL and VPIL.
2. Summary of Significant Accounting Policies
     Interim Financial Statements
     The Company has prepared the unaudited interim consolidated financial statements and related notes thereto in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.
     These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on February 20, 2009. The December 31, 2008 balance sheet data has been derived from audited financial statements as of that date, but does not include all note disclosures required by GAAP. However, the Company believes that the disclosures presented are adequate to make the information presented not misleading.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)
     Principles of Consolidation and Basis of Presentation
     The Company consolidates its financial results in accordance with Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 46(R), Consolidation of Variable Interest Entities, or FIN 46(R), which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. The Company has determined that the Affiliated Medical Practices are VIEs and that vRad is the primary beneficiary of such VIEs, as defined by FIN 46(R). The Affiliated Medical Practices were created as the Company’s business expanded, for the purpose of facilitating compliance with corporate practice of medicine laws in various states. The management of vRad was involved significantly in the design and creation of the VIEs and, with the exception of rendering medical judgments, holds significant influence over their continuing operations through management service agreements. Although vRad holds no legal ownership in the VIEs, as a result of the pricing structure inherent in the management agreements, vRad will absorb a majority of any potential future losses of the VIEs and receive a majority of any potential residual returns of the VIEs. As such, the Company has concluded that vRad is required to consolidate the VIEs. As of June 30, 2009, vRad has historically funded losses of the VIEs totaling approximately $7.3 million and expects to fund any potential future losses. vRad will only receive residual returns up to the amount of previously recognized losses.
     The effect of the VIEs’ consolidation on the Company’s consolidated balance sheet at June 30, 2009 was an increase in the Company’s assets and liabilities of approximately $14.0 million and $7.0 million, respectively. At December 31, 2008, as a result of consolidating the VIEs, the Company’s assets and liabilities increased by approximately $11.1 million and $6.1 million, respectively. The liabilities of the VIEs consolidated by the Company do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIEs. Likewise, the assets of the VIEs consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets. For the three months ended June 30, 2009 and 2008, the revenue of the VIEs represented approximately 47%, or $14.3 million, and 46%, or $11.8 million of the consolidated revenue of the Company, respectively. For the six months ended June 30, 2009 and 2008, the revenue of the VIEs represented approximately 47%, or $27.5 million, and 45%, or $22.0 million, of the consolidated revenue of the Company, respectively. Through consolidation, the Company recognizes all net losses of each VIE in excess of the equity of that VIE. The Company recognizes net earnings of each VIE only to the extent it is recovering losses previously recognized with respect to that VIE. Earnings of each VIE in excess of the Company’s previously recognized losses with respect to that VIE are eliminated from the Company’s earnings and are attributed to the respective equity owners of that VIE by recording such earnings as non-controlling interest on the Company’s consolidated financial statements. During the three and six months ended June 30, 2009, one of the VIEs experienced net income that increased its positive equity position. As a result, for the three and six months ended June 30, 2009, the Company recognized non-controlling interest expense of approximately $4,000. During the three and six months ended June 30, 2008, one of the VIEs experienced net income that increased its positive equity position. As a result, for the three and six months ended June 30, 2008, the Company recognized non-controlling interest expense of approximately $4,000 and $8,000, respectively.
     As of June 30, 2009 and December 31, 2008, and for the three and six months ended June 30, 2009 and 2008, the financial statements of vRad have been presented on a consolidated basis to include its variable interests in the Affiliated Medical Practices as well as VRL and VPIL, vRad’s wholly owned subsidiaries.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarified the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 deferred the implementation of SFAS No. 157 for certain non-financial assets and non-financial liabilities. The portion of SFAS No. 157 that had been deferred by FSP FAS 157-2 was effective for the Company beginning January 1, 2009. The application of the provisions of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS No. 160, which changes the accounting for and reporting of minority interests. In accordance with SFAS No. 160, minority interests are recharacterized as non-controlling interests and are reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions. In addition, net income attributable to the non-controlling interest is included in consolidated net income on the face of the income statement and, upon a loss of control, the interest being sold, as well as any interest retained, is recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 was adopted by the Company on January 1, 2009. The statement has been applied prospectively, except for the presentation and disclosure requirements which have been applied retrospectively for all periods presented. In accordance with the provisions of SFAS No. 160, the Company has classified non-controlling interests as part of total stockholders’ equity on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as of June 30, 2009 and December 31, 2008. In addition, the Company has classified non-controlling interest expense after net income to arrive at net income attributable to Virtual Radiologic Corporation on the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008. Prior to the adoption of SFAS No. 160, the Company recorded non-controlling interests as a liability on its consolidated balance sheets and non-controlling interest expense as a component of net income on its consolidated statements of operations. This statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This pronouncement was effective for fiscal years beginning after December 15, 2008. This statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 refers to these events as recognized (Type I) and non-recognized (Type II), however, it does not change existing literature regarding recognition and disclosure requirements of Type I and Type II subsequent events. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Company prospectively during the period ending June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167. SFAS No. 167 amends FIN 46(R) and requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS No. 167 in the first quarter of 2010. The Company is currently evaluating the impact of adopting this standard on its consolidated financial position, results of operations and cash flows.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 168. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of GAAP, authoritative and non-authoritative. SFAS No. 168 will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded as described in SFAS No. 168 and all other non-grandfathered, non-SEC accounting literature not covered by SFAS No. 168 will become non-authoritative. This standard is effective for interim or annual reporting periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, the Company does not expect it to have any financial impact on the Company’s consolidated financial position, results of operations or cash flows.
3. Selected Consolidated Financial Statement Information
     Restricted Cash
     The Company had approximately $1.8 million and $700,000 in restricted cash as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, restricted cash consisted of a letter of credit for a security deposit required by the lease agreement for the Company’s new headquarters, a letter of credit required for the establishment of VPIL and a letter of credit which is required by the Company’s medical malpractice insurance policy. Cash in the amounts of such letters of credit is required to be held on deposit with a bank and is restricted as to its use.
     Short-term Investments
     The Company’s short-term investments are classified as held-to-maturity investments. The Company intends, and has the ability, to hold these investments to maturity, and therefore carries such investments at cost in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cost approximates fair value due to the highly liquid nature of these investments.

	June 30,	December 31,
	2009	2008
	(in thousands)
Due in one year or less:
Certificates of deposit	$7,096	$10,136
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

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of
	June 30, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Description

Short-term investments (Certificates of Deposit)	$7,096	$7,096	$ —	$ —

	Fair Value Measurements as of
	December 31, 2008
	Total	Level 1	Level 2	Level 3
		(in thousands)
Description

Short-term investments (Certificates of Deposit)	$10,136	$10,136	$ —	$ —
Property, Plant and Equipment, Net

	As of	As of
	June 30,	December 31,
	2009	2008
	(in thousands)
Equipment	$11,564	$10,332
Software	6,849	6,110
Furniture and fixtures	931	1,144
Leasehold improvements	5,412	342
Other	232	1,742

Total property, plant and equipment	24,988	19,670
Less: Accumulated depreciation and amortization	9,798	7,978

Property, plant and equipment, net	$15,190	$11,692

     Depreciation and amortization related to the property, plant and equipment of the Company was approximately $1.4 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $2.6 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively.
4. Goodwill and Other Intangible Assets
Goodwill
     The Company records acquired assets, including identifiable intangible assets, and liabilities at their respective fair values, recording goodwill as the excess of cost over the fair value of the net assets acquired. Goodwill is not amortized, but instead tested at least annually (during the second quarter) or more frequently if events or changes in circumstances indicate that this asset may be impaired, consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets. The tests are based on the Company’s single operating segment and reporting unit structure. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. Quoted market prices in active markets are used as the basis of the Company’s measurement in estimating the fair value of its single reporting unit. The results of the annual impairment test performed as of June 30, 2009 indicated the fair value of the reporting unit exceeded its carrying

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)
value, and therefore, goodwill was not impaired. Accordingly, the Company was not required to complete the second step of the goodwill impairment test.
     Goodwill was $858,000 as of June 30, 2009 and December 31, 2008, and is included in other assets on the consolidated balance sheets.
Intangible Assets, Net
A summary of intangible assets is as follows:

		As of June 30, 2009			As of December 31, 2008
		(in thousands)
	Estimated	Original	Accumulated	Carrying	Original	Accumulated	Carrying
	Useful Life	Cost	Amortization	Value	Cost	Amortization	Value
Patents	15 years	$347	$68	$279	$347	$56	$291
Non-compete agreements	2 years	298	180	118	298	105	193
Customer relationships	10 years	4,968	852	4,116	4,968	379	4,589

Intangible assets, net		$5,613	$1,100	$4,513	$5,613	$540	$5,073

     The Company records amortization related to patents and non-compete agreements on a straight-line basis over their estimated useful lives of 15 years and 2 years, respectively. The Company also records amortization related to customer relationships over their estimated useful life of 10 years based on the expected future economic benefits of those customer relationships on an accelerated basis. Amortization expense related to intangible assets was approximately $280,000 and $143,000 for the three months ended June 30, 2009 and 2008, respectively, and $561,000 and $149,000 for the six months ended June 30, 2009 and 2008, respectively.
     The Company continually reviews events and changes in circumstances related to its financial performance and economic environment for factors that would provide evidence of potential impairment or warrant a revision to the remaining periods of amortization of its intangible assets. If impairment indicators are identified, the Company would test for impairment using undiscounted cash flows as the basis for determining recoverability.
     As of June 30, 2009, future estimated amortization expenses related to intangible assets were as follows:

Amount
(in thousands)
Six months ending December 31, 2009	$561
Year ending December 31, 2010	879
Year ending December 31, 2011	689
Year ending December 31, 2012	570
Year ending December 31, 2013	473
Thereafter	1,341

Total	$4,513

     This future amortization expense is an estimate. Actual amounts may vary from these estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)
5. Stock Options and Accounting for Stock-Based Compensation
     Stock option activity for employees, directors and independent contractor physicians during the six months ended June 30, 2009 was as follows:

	Stock options
		Weighted
		Average	Exercise Prices
		Exercise Price	Per Share
	Outstanding	Per Share	Ranging From
Balance at December 31, 2008 (1)	2,183,995	$10.82
Granted	377,000	8.72	$8.39 - $8.98
Exercised	(71,995)	2.60	2.00 - 5.50
Forfeited/Cancelled/Expired	(131,251)	10.24	2.00 - 17.55

Balance at June 30, 2009	2,357,749	10.77

Exercisable at June 30, 2009	990,540	9.42	2.00 - 23.00

(1) The number of options outstanding includes 120,000 options granted in May 2007 to members of the Company’s Board of Directors that were not issued pursuant to the Company’s Equity Incentive Plan.
     The following table summarizes the activity of unvested restricted stock awards for the six months ended June 30, 2009:

	Restricted Stock Awards
		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Unvested at December 31, 2008	—	$—
Granted	110,368	8.67
Vested	—	—
Cancelled	—	—

Unvested at June 30, 2009	110,368	8.67

Expected to vest after June 30, 2009	110,368	8.67
     During the three months ended June 30, 2009 the stockholders of the Company voted in favor of increasing the number of shares available under the Company’s Equity Incentive Plan by 500,000 shares. As of June 30, 2009, there were 530,400 shares available for issuance under the Company’s Equity Incentive Plan.
     Stock-Based Compensation—Employees and Directors
     For the three and six months ended June 30, 2009, the Company issued zero and 377,000 stock options to certain employees and directors. In addition, the Company granted 13,968 and 101,968 restricted stock awards to certain employees and directors during the three and six months ended June 30, 2009. The Company recorded approximately $557,000 and $422,000 in stock-based compensation expense, related to employee and director equity awards for the three months ended June 30, 2009 and 2008, respectively, and $1.3 million and $704,000 for the six months ended June 30, 2009 and 2008, respectively. Included in stock-based compensation expense for the six months ended June 30, 2009 was $182,000 related to the accelerated vesting of certain stock option awards. There were no expenses incurred during the second quarter of 2009 associated with accelerated vesting.
     SFAS No. 123(R), Share-Based Payment, requires that the cash retained as a result of the tax deductibility of employee and director share-based awards be presented as a component of cash flows from financing activities in the consolidated statements of cash flows. During the six months ended June 30, 2009, the Company realized approximately $1.6 million as a result of the tax deductibility of employee and director share-based awards exercised during the period.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)
     Stock-Based Compensation—Physicians
     For the three and six months ended June 30, 2009, the Company did not issue stock options to its independent contractor physicians. The Company granted 8,400 restricted stock awards to certain independent contractor physicians during the three and six months ended June 30, 2009. The Company recorded stock-based compensation expense of $427,000 and income of $64,000, related to independent contractor physicians equity awards for the three months ended June 30, 2009 and 2008, and expense of $284,000 and income of $559,000 for the six months ended June 30, 2009 and 2008, respectively.
6. Stock Repurchase Program
     In March 2009, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s outstanding common stock. Repurchases may take place in the open market, or pursuant to negotiated or block transactions in accordance with applicable SEC guidelines and regulations. Additionally, repurchases may be made pursuant to trading plans meeting requirements of Rule 10b5-1 of the Securities Exchange Act. During the six months ended June 30, 2009, the Company repurchased 101,878 shares of common stock at an average price of $8.23 per share for total cash consideration of $841,000. As of June 30, 2009 the Company had $4.2 million remaining under the $5.0 million share repurchase program.
7. Commitments and Contingencies
     On December 7, 2007, the Company entered into an agreement to lease approximately 82,000 square feet of space in Eden Prairie, Minnesota, to consolidate its corporate headquarters. The lease commenced on March 2, 2009 and expires on August 31, 2019. In conjunction with the lease, the Company was entitled to a tenant improvement allowance of approximately $2.7 million, and upon commencement of the lease, the Company recognized approximately $2.7 million in leasehold improvements and deferred tenant lease allowances. The amounts for leasehold improvements and deferred tenant lease allowance are recorded in property, plant and equipment, net and deferred tenant lease allowance, respectively on the consolidated balance sheet as of June 30, 2009. In addition, the lease arrangement contains a rent escalation clause for which the lease expenses are recognized on a straight-line basis over the term of the lease. Deferred rent in the amount of $540,000 associated with this lease is included in other liabilities on the consolidated balance sheet as of June 30, 2009.
     During the three months ended June 30, 2009, the Company recorded a pre-tax net charge of approximately $200,000 in accordance with SFAS No. 146, Accounting for Costs associated with Exit or Disposal Activities. The charge comprised of costs pertaining to vacated leased facilities located in Minnetonka, Minnesota and Mountain View, California, net of the reversal of any remaining deferred rent. The accrual related to the vacated facilities is calculated net of any estimated sublease income which is based on current market quotes for similar properties. If the Company is unable to sublet the vacated properties on a timely basis or is forced to sublet them at lower rates due to the change in market conditions, the Company will adjust the accrual accordingly. The net charge was recognized in sales, general and administrative expenses. The balance of the remaining lease liability was $277,000 as of June 30, 2009 and is included in other liabilities on the consolidated balance sheet.
     The Company entered into capital leases for equipment in February 2009 that expire in February 2013. Capital leases are recorded in property, plant and equipment, net, other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2009. Future minimum lease payments under these capital leases, together with the present value of minimum lease payments, as of June 30, 2009, are as follows:

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

(in thousands)
2009	$21
2010	43
2011	43
2012	43
2013	3

153
Less: Amount representing interest	10

Present value of minimum lease payments	143
Less: Current portion	38

Capital lease obligations, less current portion	$105

Professional Liability Coverage
     The Company’s business entails an inherent risk of claims of medical malpractice against its independent contractor physicians and itself. The Company contracts and pays premiums for professional liability insurance that indemnifies it and its independent contractor physicians for losses incurred related to medical malpractice litigation. The Company maintains professional liability insurance policies with a third-party insurer on a claims-made basis, subject to a self-insured retention, deductibles, exclusions and other restrictions. The Company’s self-insured retention under its professional liability insurance program is insured through VPIL, its wholly owned captive insurance subsidiary. The Company records liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns. An inherent assumption in such estimates is that historical loss patterns can be used to predict future patterns with reasonable accuracy. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. Insurance liabilities are necessarily based on estimates, including claim frequency and severity. Liabilities for claims incurred but not reported are not discounted. The Company recorded a $350,000 charge for specific claims reserves during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2008, the Company recorded only specific claims reserves for medical malpractice claims in accordance with SFAS No. 5, as a result of the Company’s limited historical loss experience. For the three months ended June 30, 2009, the Company did not record any additional specific claims reserves, but recorded medical malpractice loss development reserves and incurred but not recorded claims reserves of approximately $439,000 and $398,000, respectively. During the six months ended June 30, 2009, the Company did not record any additional specific claims reserves, but recorded medical malpractice loss development reserves and incurred but not recorded claims reserves of approximately $1.2 million and $951,000, respectively. As of June 30, 2009 and December 31, 2008, medical malpractice loss reserves were $3.3 million and $1.4 million, respectively.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)
to respond to the PTO action.  The judicial stay of proceedings in the lawsuit continues in effect at this time.
     On March 8, 2009, DR Systems, Inc. filed a complaint against the Company in the United States District Court for the Southern District of California, alleging that the Company has infringed on a patent held by DR Systems through our use of medical imaging and archival systems. On July 7, 2009, this suit was dismissed as a result of the Company’s assertion of its use of third party software, and a pre-existing license agreement between DR Systems and the third party, covering the Company’s use.
     The Company is from time to time subject to, and is presently involved in, other litigation or legal proceedings arising out of the ordinary course of business, including medical malpractice claims and certain employment related matters. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2009 and December 31, 2008 the Company’s management believed that the final outcome of these matters would not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.
8. Related Party Transactions
     The Company has entered into a non-exclusive, non-transferable license agreement for the use of certain image management software from a minority stockholder of the Company. For the three months ended June 30, 2009 and 2008, the Company incurred licensing fees under this contract of approximately $297,000 and $250,000 respectively. For the six months ended June 30, 2009 and 2008, the Company incurred licensing fees under this contract of approximately $586,000 and $493,000, respectively.
     The following table illustrates the revenues, expenses and cash flows that result from the management and professional service agreements between the related parties described in Note 1.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
VRP professional services revenue from vRad	$6,519	$5,646	$12,653	$10,912
vRad professional services expense to VRP	6,519	5,646	12,653	10,912
VRP professional services revenue from the Professional Corporations	7,102	5,900	13,725	10,974
Professional Corporations professional services expense to VRP	7,102	5,900	13,725	10,974
vRad management fee revenue from the Professional Corporations	7,031	5,841	13,588	10,864
Professional Corporations management fee expense to vRad	7,031	5,841	13,588	10,864
Cash paid for professional services by vRad to VRP	6,519	5,646	12,653	10,912
Cash paid for professional services by the Professional Corporations to VRP	7,102	5,900	13,725	10,974
Cash paid for management fees by the Professional Corporations to vRad	7,031	5,841	13,588	10,864
     During the quarter ended March 31, 2009, the owners of VRP made an election with the Internal Revenue Service to have VRP taxed as a corporation effective January 1, 2009. Prior to that date, VRP was taxed as a partnership. In conjunction with that election, vRad incurred certain compensation costs totaling approximately $279,000 for expected payments to certain current and former owners of VRP to indemnify them against liability for taxes owed in connection with the election. These compensation costs were paid to these owners during the three months ended June 30, 2009.
     During the quarter ended March 31, 2009, the Company incurred approximately $535,000 in expenses related to amounts due to its former Chairman under the Transition Agreement between the Company and its former Chairman. As of June 30, 2009, $315,000 of this amount was included in other current liabilities on the consolidated balance sheet.
9. Earnings Per Share
     The Company calculates earnings per share in accordance with Emerging Issues Task Force, or EITF, Issue No. 03-6, Participating Securities and the Two-class Method under FASB Statement No. 128, or EITF Issue

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)
No. 03-6, and FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. In accordance with FSP EITF 03-6-1, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. The Company’s recipients of restricted stock awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock and common stockholders based on their respective ownership percentage, as of the end of the period.
     EITF Issue No. 03-6 requires companies with participating securities to calculate diluted earnings per share using the two-class method in accordance with the provisions of SFAS No. 128, Earnings Per Share, or SFAS No. 128. The two-class method requires the denominator to include the weighted average restricted stock along with the additional share equivalents from the assumed conversion of stock options calculated using the treasury stock method, subject to the antidilution provisions of SFAS No. 128.
     The following table presents the computation of earnings per share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
	(in thousands, except per share data)
Basic and Diluted Earnings per Share - Two-class Method
Basic Earnings per Share:

Undistributed income	$2,386	$2,000		$3,778	$4,000
Restricted stock ownership	0.7%	0	% (1)	0.7%	0	% (1)

Restricted stock interest in undistributed income	$16	$—		$26	$—

Weighted average restricted shares
outstanding - Basic	102	—		80	—
Total basic earnings per share - Restricted	$0.16	$—		$0.33	$—

Undistributed income	$2,386	$2,000		$3,778	$4,000
Common ownership	99.3%	100	% (1)	99.3%	100	% (1)

Common stockholders interest in undistributed income	$2,370	$2,000		$3,752	$4,000

Weighted average common shares
outstanding - Basic	15,871	16,719		15,867	16,667
Total basic earnings per share - Common	$0.15	$0.12		$0.24	$0.24

Diluted Earnings per Share:
Common stockholders interest in undistributed earnings	$2,370	$2,000		$3,752	$4,000
Add: Undistributed earnings - restricted stock	16	—		26	—

Net income used in diluted earnings per share	$2,386	$2,000		$3,778	$4,000

Weighted average common shares	15,871	16,719		15,867	16,667
outstanding - Basic
Weighted average restricted stock outstanding	102	—		80	—
Common share equivalents	306	479		313	566

Shares used to compute earnings per common share
-Diluted	16,279	17,198		16,260	17,233

Total diluted earnings per share	$0.15	$0.12		$0.23	$0.23

(1)   There was no restricted stock outstanding during the three and six months ended June 30, 2008.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)
10. Subsequent Events
     In accordance with SFAS No. 165, the Company has evaluated whether any recognized or non-recognized events occurred after June 30, 2009, the balance sheet date, through July 30, 2009, the issuance date of these financial statements, and determined that there have been no such events or transactions during this time which would have a material effect on the consolidated financial statements and therefore would require recognition or disclosure in the statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
     Certain statements in this quarterly report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, in particular, statements about our plans, objectives, strategies and prospects regarding, among other things, our business and results of operations. These statements involve a number of risks, uncertainties and other factors that could cause actual results, performance or achievements of Virtual Radiologic Corporation to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Statements that are not historical facts and statements of expectations or future beliefs in this quarterly report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. Except as required by applicable law, we undertake no duty to update these forward-looking statements due to new information or as a result of future events.
     Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to the following:
•	the impact of general economic conditions on the number of reads our customers send to us;

•	the competition in the teleradiology market, including the possibility of pricing pressure resulting from that competition;

•	our characterization of our independent contractor physicians as independent contractors;

•	our ability to effectively manage our growth and development;

•	the impact of intellectual property infringement claims;

•	our ability to recruit and retain qualified radiologists;

•	our ability to obtain proper physician licenses and hospital credentials on behalf of our independent contractor physicians;

•	the regulation of the corporate practice of medicine;

•	our dependence on our Affiliated Medical Practices, which we do not own;

•	our ability to enforce the non-competition agreements with our independent contractor physicians;

•	the loss of key members of management and personnel;

•	new technologies;

•	the breach of our security measures that safeguard patient and customer data;

•	the performance of our information systems, which are dependent on systems provided by third parties;

•	our ability to comply with government regulations;

•	the general economic conditions of the markets that we operate in; and

•	other risk factors listed from time to time in our reports filed with the SEC, including without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and Part II, Item 1A of this report.
     Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

Overview
     Virtual Radiologic Corporation is a leading provider of teleradiology services throughout the United States, and provides services to customers in international markets. We provide radiologic interpretations, or reads, for emergency and routine care cases through the utilization of a scalable communications network incorporating encrypted broadband internet connections and proprietary workflow management software. We serve our customers — radiology practices, hospitals, clinics and diagnostic imaging centers — by providing reads 24 hours a day, 365 days a year. Our distributed operating model provides our team of board-certified radiologists with the flexibility to choose the location from which they work and allows us to serve customers located throughout the world.
     We provide radiologic interpretations for a broad range of digital diagnostic imaging modalities, including CT, MRI and ultrasound. Diagnostic radiology aids in the diagnosis and treatment of injuries, diseases and other medical conditions by interpreting images of the human body. Our independent contractor physicians collectively have the expertise, including subspecialty fellowship training, necessary to permit them to read all diagnostic imaging modalities, including CT, MRI, ultrasound, nuclear medicine, PET, and x-ray technology modalities.
     In this report, Virtual Radiologic Corporation is sometimes referred to as “vRad.” Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. are collectively referred to as the “Professional Corporations.” Virtual Radiologic Professionals, LLC, or VRP, and the Professional Corporations are collectively referred to as the “Affiliated Medical Practices.” vRad has two wholly-owned and consolidated subsidiaries; Virtual Radiologic Limited, or VRL, and vRad Professional Insurance Ltd., or VPIL. VRL was formed under the laws of England and Wales and is located in London, England. VPIL was formed as an exempted company in the Cayman Islands with limited liability. The terms “Company,” “we,” “us,” and “our” are used in this report to refer to vRad, its Affiliated Medical Practices, VRL and VPIL.
Trends in Our Business and Factors Affecting Our Results of Operations
     During 2009, we continue to focus on retaining our existing customer base, acquiring new customers, retaining and attracting additional radiologists, and attaining further penetration into the final read market.
     Revenue
     We generate substantially all of our revenue from the radiology services that we provide to our customers. We provide these services pursuant to contracts that generally have a two-year term and automatically renew for successive one-year terms unless terminated by the customer or by us. The amount that we charge for our radiology services varies by customer and is based upon a number of factors, including the hours of coverage, the number of reads, whether the reads are preliminary reads or final reads, and the technical and administrative services provided. We typically bill our customers at the beginning of the month following the month in which the services were provided. Because we primarily contract directly with our customers and are paid directly by our customers, we do not generally depend upon payment by third party payers such as Medicare, Medicaid, private insurance or patients.
     Our growth in revenue for the three and six months ended June 30, 2009 over the same periods in 2008 resulted primarily from:
•	an increase in our customer base;

•	an increase in utilization of our services by our customers;

•	high customer retention rates; and

•	customer relationships acquired through our acquisition of Diagna Radiology, LLC, or Diagna (completed in April 2008).
     The above factors have been partially offset by declines in our average price per read.

     Our revenues are also affected by seasonality. While our revenues have continued to grow each year, we typically experience increased demand for our services and higher revenue growth during the third quarter of each year. We believe that during the summer months there are an increased amount of outdoor and transportation activities leading to more hospital visits. Additionally, more frequent vacation time taken by our customers’ radiologists can result in increased reads performed by our independent contractor physicians. We expect this seasonality with respect to our revenues to continue, although we believe the current economic downturn may cause the impact from seasonality to be less than in previous years. Our operating results are thus subject to seasonal fluctuations, which makes our results difficult to predict and could cause our performance to fall short of quarterly expectations.
     In addition, our revenues are affected by fluctuations in the price per read charged to the customers to whom we provide service. We have seen an increased amount of pricing pressure from competition in our marketplace and we expect these declines in price to continue for the near future. In general, we have seen the greatest per read pricing declines in preliminary reads and specifically in CT and plain film reads. During the three and six months ended June 30, 2009, the decrease in average price per read was not materially affected by changes in mix.
     More recently, our customers have been impacted by the economic downturn, which we believe resulted in a decrease in hospital emergency department visits during the second half of 2008, and that continued in the first half of 2009, impacting imaging volumes. We are unable to fully predict what impact a continued economic downturn will have on our customers and our business or when general economic conditions will improve.
Key Revenue Metrics

	As of June 30,
	2009	% change	2008	% change

Customers	641	11.5%	575	31.9%
Facilities	1,085	15.5%	939	25.2%
% of U.S. hospitals served	17.7%		14.7%

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Reads	665,306	538,194	1,278,423	1,008,888

Same site volume growth(1)	5.8%	6.8%	8.9%	10.3%

Percentage of read revenue from:
Final reads	27.1%	21.8%	27.1%	22.3%
Preliminary reads	72.9%	78.2%	72.9%	77.7%

Year-over-year change in price per read	(5.2%)	(5.6%)	(5.2%)	(4.8%)

(1)	Same site volume growth measures the percentage increase in the number of reads over the comparable prior year period generated by a facility that has been under contract for at least three months at the beginning of the measurement period and remains a customer throughout that period.
Operating Costs and Expenses
     Our operating costs and expenses consist primarily of professional services and sales, general and administrative expenses.
     Professional Services Expense. Our professional services expense consists of the fees we pay to our independent contractor physicians for their services, physician stock-based compensation and medical malpractice liability expense.

•	Physician Cash Compensation Expense. Physician cash compensation expense is the fees paid to our independent contractor physicians for providing diagnostic interpretation services for our customers. We compensate our independent contractor physicians using a formula that includes a base level of compensation and additional amounts with regard to the number of hours worked and the number and type of reads performed. We recognize physician cash compensation expense in the month in which our independent contractor physicians perform the reads for our customers. Since our inception, our physician cash compensation expense has increased each year as we have added more independent contractor physicians to fulfill the increased demand for our services as our business and customer base has grown. However, physician cash compensation expense as a percentage of revenue has decreased due to the increased efficiency of our independent contractor physicians. The increases in efficiency by the existing independent contractor physicians have been, and may continue to be, offset, in part, by increases in newly engaged independent contractor physicians and the costs associated with the typical 90- to 180-day period during which newly engaged independent contractor physicians obtain necessary state licenses and hospital credentials, and thereafter become accustomed to our workflow technology.

•	Physician Stock-Based Compensation Expense. We record stock-based compensation expense in connection with any equity awards to our independent contractor physicians. Physician stock-based compensation expense is a non-cash expense that fluctuates based upon the fair value of our common stock underlying the awards at the close of each reporting period as required by Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF Issue No. 96-18. As the value of an award is based on the underlying value of the common stock, we may record additional expense or income based on fluctuations in that value. Our physician stock-based compensation expense may also increase in future periods if we issue additional equity awards to our independent contractor physicians.

•	Medical Liability Expense. Medical liability expense consists primarily of incurred but not reported, or IBNR, loss reserves, claims-made loss development reserves related to our self-insured retention and premiums paid for third-party medical malpractice insurance. We recognize loss development and IBNR loss reserves based on actuarial analyses performed during the policy term, and amortize medical liability insurance premiums over the term of the policy to which they relate. Our medical liability expense has increased as a percentage of revenues due to the establishment of loss development and IBNR loss reserves.
Key Professional Service Metrics

	As of June 30,
	2009	2008
Radiologists providing services	135	124

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Average diagnostic cash compensation per read	$19.22	$21.25	$19.64	$21.50
     Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of employee compensation expense, sales and marketing expense, information technology expense, the costs associated with the licensing and credentialing of our independent contractor physicians and the costs associated with maintaining our facilities. Our sales, general and administrative expenses have increased each year since our inception as a result of increased employee compensation expenses, including stock-based compensation, and costs associated with development and maintenance of our expanding business, such as information technology and facilities costs.

Results of Operations
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Professional services:	47.1	45.9	47.6	45.2
Physician cash compensation expense	42.2	44.6	42.7	44.7
Physician stock-based compensation expense (income)	1.4	(0.2)	0.5	(1.1)
Medical liability expense	3.5	1.5	4.4	1.6
Sales, general and administrative	34.4	36.0	36.5	36.7
Depreciation and amortization	5.6	4.7	5.4	4.2

Total operating costs and expenses	87.1	86.6	89.5	86.1

Operating income	12.9	13.4	10.5	13.9
Total other income	0.1	0.3	0.2	0.5
Income tax expense	(5.2)	(6.0)	(4.3)	(6.3)

Net income	7.8	7.7	6.4	8.1
Non-controlling interest expense(1)	—	—	—	—

Net income attributable to Virtual Radiologic Corporation	7.8%	7.7%	6.4%	8.1%

(1)  Non-controlling interest expense for the three and six months ended June 30, 2009 and 2008 represents less than 0.1% as a percentage of revenue.
Comparison of the Three Months Ended June 30, 2009 and June 30, 2008
Revenue

	Three Months Ended
	June 30,		Change
	2009	2008	In Dollars	Percentage
	(dollars in thousands)
Revenue from reads	$30,047	$25,633	$4,414	17.2%
Other revenue	538	288	250	86.8

Total revenue	$30,585	$25,921	$4,664	18.0

     The 18.0% increase in total revenue for the three months ended June 30, 2009, as compared to the same period in 2008, resulted primarily from an increase in the number of customers to whom we provided services, including customer relationships acquired through the purchase of Diagna, and increased volume from existing customers. The number of customers to whom we provided services increased to 641 as of June 30, 2009, from 575 as of June 30, 2008. The number of medical facilities to whom we provide services increased to 1,085 as of June 30, 2009, from 939 as of June 30, 2008. Same site volume growth was 5.8% for the three months ended June 30, 2009, compared to 6.8% for the same period in 2008. These increases were partially offset by a 5.2% decline in our average price per read.

Operating Costs and Expenses
Professional Services

	Three Months Ended	Three Months Ended	Change
	June 30, 2009	June 30, 2008	In Dollars	Percentage
	(dollars in thousands)
Physician cash compensation expense	$12,891	$11,573	$1,318	11.4%
Physician stock-based compensation expense (income)	427	(64)	491	(767.2)
Medical liability expense	1,078	401	677	168.8

Professional services	$14,396	$11,910	$2,486	20.9

     The 20.9% increase in professional services expense for the three months ended June 30, 2009, compared to the same period in 2008, resulted primarily from increases in physician cash compensation expense and medical liability expense. Physician cash compensation expense increased primarily as a result of additional reading radiologists, including the additional radiologists from the acquisition of Diagna. For the three months ended June 30, 2009, the number of reading radiologists increased 8.9% to 135 compared to 124 for the same period in 2008. Medical liability expense increased primarily due to the recognition of additional actuarially-based loss development and IBNR loss reserves during the three months ended June 30, 2009. The increase in non-cash physician stock-based compensation resulted from an increase in the value of our common stock during the second quarter of 2009.
     The decrease in physician cash compensation expense as a percentage of revenue and average cash compensation per read resulted primarily from improved radiologist efficiency due to continuing advancements in both our distributed network infrastructure and our radiologist support services.
Sales, General and Administrative

	Three Months Ended	Three Months Ended	Change
	June 30, 2009	June 30, 2008	In Dollars	Percentage
	(dollars in thousands)
Sales, general and administrative	$10,526	$9,332	$1,194	12.8%
     The 12.8% increase in sales, general and administrative expenses for the three months ended June 30, 2009, compared to the same period in 2008, resulted primarily from increased expenses for employee compensation, information technology and other general and administrative expense. Employee compensation increased $812,000 during the three months ended June 30, 2009 compared to the same period in 2008. This represented 68.0% of the total increase in sales, general and administrative expense, and was driven primarily from additional accrued performance-based bonus compensation and non-cash employee stock-based compensation expense. Information technology increased $135,000 over the same periods and represented 11.3% of the total increase in sales, general and administrative expenses. This increase was primarily driven by increased software transactional costs and network provisioning costs associated with the growth in our read volumes. The remaining $247,000 increase over the same periods resulted from other sales, general and administrative expenses. This increase represented 20.7% of the total increase in sales, general and administrative expense and resulted primarily from a $200,000 restructuring charge associated with the abandonment of our leases in Minnetonka, MN and Mountain View, CA.
     Depreciation and Amortization Expense. Depreciation and amortization expenses increased from $1.2 million for the three months ended June 30, 2008 to $1.7 million for the same period in 2009. This 41.7% increase was due primarily to additional technology equipment purchased for our operations and the amortization of customer relationship and non-compete intangible assets, which resulted from our acquisition of Diagna. Depreciation and amortization expenses as a percentage of revenue were 5.6% and 4.7% for the three months ended June 30, 2009 and 2008, respectively.
     Income Tax Expense. Income tax expense increased from $1.5 million for the three months ended June 30,

2008 to $1.6 million for the same period in 2009. The increase in income tax expense for the three months ended June 30, 2009 over the comparable 2008 period was due primarily to the election by VRP to be taxed as a corporation and not as a partnership. This increase was partially offset by a decrease in income before income tax expense for vRad from approximately $3.9 million for the three months ended June 30, 2008 to approximately $3.6 million for the same period in 2009. These factors resulted in an effective tax rate of 40.0% for the three months ended June 30, 2009 compared to a rate of 43.6% for the same period in 2008.
Comparison of the Six Months Ended June 30, 2009 and June 30, 2008
Revenue

	Six Months Ended
	June 30,		Change
	2009	2008	In Dollars	Percentage
	(dollars in thousands)
Revenue from reads	$58,149	$48,562	$9,587	19.7%
Other revenue	1,004	679	325	47.9

Total revenue	$59,153	$49,241	$9,912	20.1

     The 20.1% increase in total revenue for the six months ended June 30, 2009, as compared to the same period in 2008, resulted primarily from an increase in the number of customers to whom we provided services, including customer relationships acquired through the purchase of Diagna, and increased volume from existing customers. The number of customers to whom we provided services increased to 641 as of June 30, 2009, from 575 as of June 30, 2008. The number of medical facilities to whom we provide services increased to 1,085 as of June 30, 2009, from 939 as of June 30, 2008. Same site volume growth was 8.9% for the six months ended June 30, 2009, compared to 10.3% for the same period in 2008. These increases were partially offset by a 5.2% decline in our average price per read.
Operating Costs and Expenses
     Professional Services

	Six Months Ended	Six Months Ended	Change
	June, 2009	June 30, 2008	In Dollars	Percentage
	(dollars in thousands)
Physician cash compensation expense	$25,293	$22,025	$3,268	14.8%
Physician stock-based
compensation income expense (income)	284	(559)	843	(150.8)
Medical liability expense	2,585	811	1,774	218.7

Professional services	$28,162	$22,277	$5,885	26.4

     The 26.4% increase in professional services expense for the six months ended June 30, 2009, compared to the same period in June 30, 2008, resulted primarily from increases in physician cash compensation expense and medical liability expense. Physician cash compensation expense increased primarily as a result of additional reading radiologists, including the additional radiologists from the acquisition of Diagna. For the six months ended June 30, 2009, the number of physicians performing reads increased 8.9% to 135 compared to 124 for the same period in 2008. Medical liability expense increased due to the recognition of additional actuarially-based loss development and IBNR loss reserves for the six months ended June 30, 2009. The increase in the non-cash physician stock-based compensation income resulted from a larger increase in the value of our common stock during the first half of 2009 compared to the first half of 2008.
     The decrease in physician cash compensation expense as a percentage of revenue from 44.7% for the six months ended June 30, 2008 to 42.7% for the same period in 2009 resulted primarily from improved radiologist efficiency due to continuing advancements in both our distributed network infrastructure and our radiologist support services.

     Sales, General and Administrative

	Six Months Ended	Six Months Ended	Change
	June 30, 2009	June 30, 2008	In Dollars	Percentage
		(dollars in thousands)
Sales, general and administrative	$21,592	$18,067	$3,525	19.5%
     The 19.5% increase in sales, general and administrative expenses for the six months ended June 30, 2009, compared to the same period in 2008, resulted primarily from increased expenses for employee compensation, information technology and other general and administrative expense. Employee compensation increased $1.9 million during the six months ended June 30, 2009 compared to the same period in 2008. This represented 54.3% of the total increase in sales, general and administrative expense, and was driven primarily from additional accrued performance-based bonus compensation and non-cash employee stock-based compensation expense. Information technology increased $409,000 over the same periods and represented 11.6% of the total increase in sales, general and administrative expenses. This increase was primarily driven by increased software transactional costs and network provisioning costs associated with the growth in our read volumes. The remaining $1.2 million increase over the same periods resulted from other sales, general and administrative expenses. This increase represented 34.1% of the total increase in sales, general and administrative expense and resulted primarily from a $420,000 charge related to amounts due to our former Chairman under the Transition Agreement between us and our former Chairman, a $335,000 increase in bad debt reserves and a $200,000 restructuring charge associated with the abandonment of our leases in Minnetonka, MN and Mountain View, CA.
Depreciation and Amortization Expense. Depreciation and amortization expense increased from $2.1 million for the six months ended June 30, 2008 to $3.2 million for the same period in 2009. This 52.4% increase was due primarily to additional technology equipment purchased for our operations and the amortization of customer relationship and non-compete intangible assets, which resulted from our acquisition of Diagna. Depreciation and amortization expense as a percentage of revenue was 5.4% and 4.2% for the six months ended June 30, 2009 and 2008, respectively. We believe that depreciation and amortization expense will increase in the future.
Income Tax Expense. Income tax expense decreased from $3.1 million for the six months ended June 30, 2008 to $2.5 million for the same period in 2009, which resulted primarily from a decrease in pre-tax net income for vRad from approximately $7.8 million for the six months ended June 30, 2008 to approximately $4.9 million for the same period in 2009. This decrease was partially offset by the election of VRP to be taxed as a corporation and not as a partnership during the six months ended June 30, 2009. These factors resulted in an effective tax rate of 40.2% for the six months ended June 30, 2009 compared to a rate of 43.5% for the same period in 2008.
Liquidity and Capital Resources
Cash, Cash Equivalents and Short-Term Investments
     Our financial position included cash and cash equivalents of $34.4 million and $32.4 million at June 30, 2009 and 2008, respectively. In addition, we have short-term investments totaling $7.1 million at June 30, 2009. We have historically funded our operations from cash flows generated from our operating activities, by proceeds generated from the sale of our stock, and to a lesser extent on a historical basis, from borrowings under our previous credit facilities.
     The reported changes in cash and cash equivalents for the six months ended June 30, 2009 and 2008 are summarized below:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$16,616	$8,829
Net cash used in investing activities	(2,123)	(11,645)
Net cash provided by financing activities	722	1,752

Increase (decrease) in cash and cash equivalents	$15,215	$(1,064)

Cash Flows from Operating Activities
     For the six months ended June 30, 2009, we generated $16.6 million of net cash from operating activities from net income of $3.8 million. Our net cash from operating activities during this period included cash inflows of $2.6 million as a result of an increase in accrued expenses related primarily to accrued sales, general, and administrative compensation expense and accrued professional services expense and a $1.8 million decrease in other assets primarily as a result of receiving reimbursement for tenant improvements related to the Eden Prairie, Minnesota lease. Additional cash inflows from operations were generated from a $790,000 increase in other liabilities primarily related to an increase in deferred rent and current taxes payable, and a $758,000 decrease in prepaid expenses as a result of the amortization of prepaid medical liability insurance premiums. These cash inflows were partially offset by a $1.4 million increase in accounts receivable generated from growth in revenue during the period. In addition, we had non-cash charges of $3.2 million for depreciation and amortization, $2.1 million for medical malpractice loss reserves, $1.6 million for stock-based compensation and $851,000 for the provision of doubtful accounts and sales allowances during the six months ended June 30, 2009.
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
Cash Flows from Investing Activities
     Net cash used in investing activities was $2.1 million for the six months ended June 30, 2009, which resulted primarily from $4.1 million in capital expenditures associated with our new headquarters facility and the continued investment in our information technology infrastructure, and a $1.1 million increase in restricted cash related to a security deposit for the lease of our new headquarters facility and a letter of credit for the establishment of VPIL. Partially offsetting these outflows was an inflow of $3.1 million as a result of the proceeds from the maturity of a short-term investment.
     Net cash used in investing activities was $11.6 million for the six months ended June 30, 2008, which was comprised primarily of the acquisition of Diagna and capital expenditures associated with purchases of equipment and continued investment in our information technology infrastructure.
     Cash Flows from Financing Activities
     Net cash provided by financing activities was $722,000 for the six months ended June 30, 2009. Our net cash provided by financing activities primarily included retained cash of $1.6 million as a result of tax benefits generated by the disqualified disposition of stock options, partially offset by $841,000 paid for the repurchase of our common stock.
     Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2008. Our net cash provided by financing activities included retained cash of $1.9 million as a result of tax benefits generated by the disqualified disposition of stock options during the period and $141,000 of net proceeds from the issuance of common stock relating to the exercise of stock options, partially offset by $306,000 for payments of costs related to our initial public offering.
     Future Liquidity Requirements
     We believe that our cash balances and the expected cash flow from our operations will be sufficient to fund our operating activities, working capital and capital expenditure requirements for the foreseeable future. We expect our long-term liquidity needs to consist primarily of working capital and capital expenditure requirements, as well as potential investments in, or acquisitions of, complementary businesses, services or technology. We intend to fund these long-term liquidity needs from cash generated from operations along with cash generated by potential future financing transactions. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Potential investments or acquisitions could also require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result.
Contractual Obligations and Commitments
     On December 7, 2007, we entered into an agreement to lease approximately 82,000 square feet of space in Eden Prairie, Minnesota, to consolidate our corporate headquarters. The lease commenced on March 2, 2009, and expires on August 31, 2019. In conjunction with the lease, we were entitled to a tenant improvement allowance of approximately $2.7 million and upon commencement of the lease we recognized approximately $2.7 million in leasehold improvements and deferred tenant lease allowances. The amounts for leasehold improvements and deferred tenant lease allowance are recorded in property, plant and equipment, net and deferred tenant lease allowance, respectively on the consolidated balance sheet as of June 30, 2009. In addition, the lease arrangement contains a rent escalation clause for which the lease expenses are recognized on a straight-line basis over the term of the lease. Deferred rent in the amount of $540,000 associated with this lease is included in other liabilities on the consolidated balance sheet as of June 30, 2009.
     We also lease equipment under capital leases that expire in February 2013. Future minimum lease payments under these capital leases, together with the present value of minimum lease payments, as of June 30, 2009, consist of the following:

(in thousands)
2009	$21
2010	43
2011	43
2012	43
2013	3

153
Less: Amount representing interest	10

Present value of minimum lease payments	143
Less: Current portion	38

Capital lease obligations, less current portion	$105

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
     Principles of Consolidation
     We consolidate our financial results in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN 46(R), which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. We have determined that the Affiliated Medical Practices are VIEs, and that vRad is the primary beneficiary of the Affiliated Medical Practices, as defined by FIN 46(R), and as a result vRad is required to consolidate the Affiliated Medical Practices.
     The following tables show the unaudited condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, and the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2009 and 2008. The amounts reflected in the eliminations columns of the condensed consolidating financial statements represent affiliated party management and professional services fees. The following tables should be read together with our consolidated financial statements and related notes included elsewhere in this report.
Condensed Consolidating Balance Sheets
(unaudited)

	As of June 30, 2009
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
		(in thousands)
Cash and cash equivalents	$29,462	$4,933	$—	$34,395
Short-term investments	7,096	—	—	7,096
Accounts receivable, net	8,855	9,082	—	17,937
Other current assets	21,648	8,305	(26,711)	3,242
Non-current assets	22,022	16	(16)	22,022

Total assets	$89,083	$22,336	$(26,727)	$84,692

Current liabilities	$13,955	$29,597	$(26,711)	$16,841
Non-current liabilities	5,273	—	(16)	5,257

Total liabilities	19,228	29,597	(26,727)	22,098
Total stockholders’ equity (deficiency)	69,855	(7,261)	—	62,594

Total liabilities and stockholders’ equity	$89,083	$22,336	$(26,727)	$84,692

	As of December 31, 2008
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
		(in thousands)
Cash and cash equivalents	$17,399	$1,781	$—	$19,180
Short-term investments	10,136	—	—	10,136
Accounts receivable, net	8,842	8,541	—	17,383
Other current assets	20,677	8,223	(24,074)	4,826
Non-current assets	19,292	16	168	19,476

Total assets	$76,346	$18,561	$(23,906)	$71,001

Current liabilities	$10,014	$26,566	$(24,074)	$12,506
Non-current liabilities	1,810	—	168	1,978

Total liabilities	11,824	26,566	(23,906)	14,484
Total stockholders’ equity (deficiency)	64,522	(8,005)	—	56,517

Total liabilities and stockholders’ equity	$76,346	$18,561	$(23,906)	$71,001

Condensed Consolidating Statements of Operations
(unaudited)

	Three Months Ended June 30, 2009
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
		(in thousands)
Revenue	$23,357	$27,879	$(20,651)	$30,585
Operating costs and expenses	20,250	27,046	(20,651)	26,645

Operating income	3,107	833	—	3,940
Other income	43	—	—	43

Income before income tax	3,150	833	—	3,983
Income tax expense	1,285	308	—	1,593
Non-controlling interest expense	—	—	4	4

Net income attributable to VRC	$1,865	$525	$(4)	$2,386

	Three Months Ended June 30, 2008
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
		(in thousands)
Revenue	$19,955	$23,352	$(17,386)	$25,921
Operating costs and expenses	16,206	23,638	(17,386)	22,458

Operating income (loss)	3,749	(286)	—	3,463
Other income	89	—	—	89

Income (loss) before income tax	3,838	(286)	—	3,552
Income tax expense	1,545	3	—	1,548
Non-controlling interest expense	—	—	4	4

Net income (loss) attributable to VRC	$2,293	$(289)	$(4)	$2,000

	Six Months Ended June 30, 2009
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
		(in thousands)
Revenue	$45,220	$53,899	$(39,966)	$59,153
Operating costs and expenses	40,215	52,678	(39,966)	52,927

Operating income	5,005	1,221	—	6,226
Other income	99	—	—	99

Income before income tax	5,104	1,221	—	6,325
Income tax expense	2,067	476	—	2,543
Non-controlling interest expense	—	—	4	4

Net income attributable to VRC	$3,037	$745	$(4)	$3,778

	Six Months Ended June 30, 2008
		Affiliated
		Medical
	VRC	Practices	Eliminations	Consolidated
		(in thousands)
Revenue	$38,144	$43,847	$(32,750)	$49,241
Operating costs and expenses	30,757	44,408	(32,750)	42,415

Operating income (loss)	7,387	(561)	—	6,826
Other income	265	—	—	265

Income (loss) before income tax	7,652	(561)	—	7,091
Income tax expense	3,078	5	—	3,083
Non-controlling interest expense	—	—	8	8

Net income (loss) attributable to VRC	$4,574	$(566)	$(8)	$4,000

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
     Stock-Based Compensation
     We account for stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Accounting for Stock Based Compensation, or SFAS No. 123(R) and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF Issue No. 96-18. Under the provisions of SFAS No. 123(R) and EITF 96-18, stock-based compensation costs are estimated using the fair value of the award as calculated using a Black-Scholes option-pricing model and are recognized as expense over the requisite service period. The Black-Scholes model utilizes various assumptions that require significant judgment, including volatility, forfeiture rates and expected option term. If any of the assumptions used in the

Black-Scholes model change significantly, stock-based compensation expense may differ materially in future periods from what is recorded in the current period.
     Physician Stock-Based Compensation. We record stock-based compensation expense in connection with any equity instrument awarded to our independent contractor physicians in accordance with EITF Issue No. 96-18. We calculate the stock-based compensation expense related to such issuance by determining the then current fair value of the award using a Black-Scholes model at the date of grant and at the end of each subsequent financial reporting period thereafter. Physician stock-based compensation expense is included in professional services expense.
     Employee Stock-Based Compensation. We also record stock-based compensation expense in connection with any award of stock options to employees and directors. We calculate the stock-based compensation expense associated with such awards to our employees and directors granted prior to January 1, 2006, in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB No. 25, using the intrinsic value method and in accordance with SFAS No. 123(R) for awards granted on or after January 1, 2006, by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to awards to our employees and directors based on the fair value of awards on the date granted. Employee stock-based compensation expense is included in sales, general and administrative expense.
     Medical Malpractice Loss Reserves
     We maintain professional liability insurance policies with third-party insurers on a claims-made basis, subject to a self-insured retention, deductibles, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is insured through a wholly owned captive insurance subsidiary. We record liabilities for specific case reserves, claims made loss development reserves and claims incurred but not reported reserves based on specific case analysis and an actuarial valuation using industry data and our historical loss patterns. The actuarial analysis utilizes industry loss data as a result of our limited loss history. An inherent assumption in such estimates is that industry data and our historical loss patterns can be used to predict future patterns with reasonable accuracy. Insurance liabilities are necessarily based on estimates, including claim frequency and severity. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.
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
     We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of our intangible assets or warrant a revision to the remaining periods of amortization. If impairment indicators are identified with respect to our previously recorded intangible assets, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure the impairment as the difference between the carrying value of the asset and the fair value of the asset, which is measured using discounted cash flows.
     In accordance with SFAS No. 142, we test our goodwill for impairment at least annually (during the second quarter) or more frequently if impairment indicators are identified. We test for goodwill based on our single operating segment and reporting unit structure. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. Quoted market prices in active markets are used as the basis of our measurement in estimating the fair value of our reporting unit. The results of the annual impairment test performed as of June 30, 2009 indicated the fair value of the reporting unit exceeded its carrying value and therefore our goodwill was not impaired. Accordingly, we were not required to complete the second step of the goodwill impairment test.
     Income Taxes
     We recognize income taxes under the asset and liability method. As such, deferred taxes are based on the temporary differences, if any, between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred taxes are determined using the enacted tax rates that are expected to apply when the temporary differences reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
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
     As previously noted, we consolidate our financial results under the provisions of FIN 46(R). For income tax purposes, however, we are not considered a consolidated entity. As a result, income generated by the Affiliated Medical Practices, as well as any losses they are able to fund, are excluded from vRad’s calculation of income tax liability. In addition, losses generated by the Affiliated Medical Practices that are funded by vRad result in temporary differences between vRad’s book and tax bases of accounting. These temporary differences will reverse in future periods to the extent those losses are able to be recovered by vRad.
     vRad’s 2006 federal income tax return recently underwent an examination by the Internal Revenue Service, or IRS. In addition, VRP’s 2006 federal income tax return is currently under examination by the IRS and, in conjunction with their audit of VRP’s 2006 federal income tax return, the IRS is also examining the 2006 quarterly employment tax returns of VRP. During the quarter ended June 30, 2009, vRad received notice from the IRS that the examination of vRad’s 2006 federal income tax return was closed without adjustment. In addition, VRP received notice from the IRS that the examiner is recommending the audit of VRP’s 2006 federal income tax return be closed without any adjustment. The examination of VRP’s quarterly employment tax returns is ongoing and we continue to work with the IRS to expedite the conclusion of this examination. At this time we do not believe the results of these examinations will have a material adverse effect on us, however the timing and results of any final determination remain uncertain and any adverse determination from the IRS could have a material effect on our consolidated financial position, results of operations, or cash flows.
     Effective January 1, 2009, the owners of VRP made the election with the IRS to have VRP taxed as a corporation. Prior to that date, VRP was taxed as a partnership.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. This standard clarified the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008 the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 deferred the implementation of SFAS No. 157 for certain non-financial assets and non-financial liabilities. The portion of SFAS No. 157 that had been deferred by FSP FAS 157-2 was effective for us beginning January 1, 2009. The application of the provisions of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS No. 160, which changes the accounting for and reporting of minority interests. In accordance with SFAS No. 160, minority interests are recharacterized as non-controlling interests and are reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions. In addition, net income attributable to the non-controlling interest is included in consolidated net income on the face of the income statement and, upon a loss of control, the interest being sold, as well as any interest retained, is recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 was adopted by us on January 1, 2009. The statement has been applied prospectively, except for the presentation and disclosure requirements which have been applied retrospectively for all periods presented. In accordance with the provisions of SFAS No. 160, we have classified non-controlling interests as part of total stockholders’ equity on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as of June 30, 2009 and December 31, 2008. In addition, we have classified non-controlling interest expense after net income to arrive at net income attributable to Virtual Radiologic Corporation on the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008. Prior to the adoption of SFAS No. 160, we recorded non-controlling interests as a liability on its consolidated balance sheets and non-controlling interest expense as a component of net income on its consolidated statements of operations. This statement did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This pronouncement was effective for fiscal years beginning after December 15, 2008. This statement did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 does not change existing literature regarding recognition and disclosure requirements of Type I and Type II subsequent events; however, it refers to these events as recognized (Type I) and non-recognized (Type II). SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and has been adopted by us prospectively during the period ending June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167. SFAS No. 167 amends FIN 46(R), and requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt SFAS No. 167 in the first quarter of 2010. We are currently evaluating the impact of adopting this standard on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 168. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of GAAP, authoritative and non-authoritative. SFAS No. 168 will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded as described in SFAS No. 168 and all other non-grandfathered, non-SEC accounting literature not covered by SFAS No. 168 will become non-authoritative. This standard is effective for interim or annual reporting periods ending after September 15, 2009. Accordingly, we will adopt SFAS No. 168 in the third quarter of 2009. As SFAS No. 168 was not intended to change or alter existing GAAP, we do not expect it to have any financial impact on our consolidated financial position, results of operations or cash flows.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk
Foreign Currency Exchange Risk
     As of June 30, 2009, we did not have significant exposure to foreign currency exchange rates as substantially all of our transactions are denominated in U.S. dollars. VRL’s functional currency is the British pound; however, as of and for the three and six months ended June 30, 2009, VRL’s operations were not significant and did not have a material impact on our consolidated results of operations or financial position.
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
     On March 8, 2009, DR Systems, Inc. filed a complaint against vRad in the United States District Court for the Southern District of California, alleging that vRad has infringed on a patent held by DR Systems through our use of medical imaging and archival systems. On July 7, 2009, this suit was dismissed as a result of vRad’s assertion of its use of third party software, and a pre-existing license agreement between DR Systems and the third party, covering vRad’s use.

ITEM 1A.	Risk Factors
     The Company has added the following risk factor to what was previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008.
     Current health care reform initiatives targeting diagnostic imaging could adversely impact our customers or the overall imaging market, resulting in an adverse impact on our business.
     Current health care reform initiatives have targeted diagnostic imaging as an area for reimbursement cuts, utilization management, and other reform measures. Although the ultimate outcome of these reform efforts remains uncertain, the proposed reforms could adversely affect the overall imaging market and our customers by, among other things, reducing the growth in, or overall number of, diagnostic imaging procedures performed, and the payments to radiology groups and facilities for such procedures. While vRad’s direct exposure to these reforms is believed to be limited due to the nature of our services as primarily emergent, hospital-based interpretations and due to our business model of principally contracting with radiology groups for outsourced interpretations, reduced diagnostic imaging demand, as well as reduced reimbursement to groups and facilities that utilize our services could in turn adversely affect our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     On March 4, 2009, our Board of Directors authorized the repurchase of up to $5.0 million of our outstanding common stock in the open market or through private transactions, from time to time, in accordance with Securities and Exchange Commission regulations. The repurchase plan does not have an expiration date. During the period from March 4, 2009 to June 30, 2009, the Company repurchased shares in the open market and pursuant to trading plans meeting the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934. The following table summarizes the repurchases during the quarter ended June 30, 2009:

			Total Number of
			Shares
	Total Number	Average Price	Purchased as	Maximum Value that
	of Shares	Paid per	Part of Publicly	May Yet Be Purchased
Period	Purchased	Share	Announced Plans	Under the Plan
April 23, 2009 - April 27, 2009	2,428	$6.24	2,428	$4,868,733
June 1, 2009 - June 30, 2009	78,938	$8.96	78,938	$4,158,748

Total	81,366	$8.88	81,366

ITEM 4.	Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Stockholders of Virtual Radiologic Corporation held on May 7, 2009, the following matters set forth in our Proxy Statement dated April 13, 2009, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

     1. The nominees listed below were elected as Class II directors to the Board of Directors, each to serve a three-year term, with the respective votes set forth opposite their names:

	For	Withhold Authority
Robert C. Kill	14,942,012	60,267
Mark E. Jennings	10,654,930	4,347,349
David L. Schlotterbeck	10,487,853	4,514,426
     2. A proposal seeking approval of an amendment of the Amended and Restated Virtual Radiologic Corporation Equity Incentive Plan to increase the number of shares available under the plan by 500,000 shares was approved, with 12,098,840 votes cast FOR, 248,128 votes cast AGAINST, 7,117 abstentions, and 2,648,194 broker non-votes.
     3. A proposal seeking ratification of the appointment of Deloitte & Touche LLP as our registered independent public accounting firm for fiscal year 2009 was approved, with 14,950,432 votes cast FOR, 45,179 votes cast AGAINST, and 6,668 abstentions.

ITEM 5.	Other Information
Employment Terms and New Employment Agreement - Dr. Eduard Michel
     On July 30, 2009, vRad entered into an Employment Agreement with Dr. Eduard Michel, the Company’s Chief Medical Officer, having an effective date of July 1, 2009. Dr. Michel and vRad had previously entered into a prior employment agreement, the term of which expired on June 30, 2009.
     Under the new Employment Agreement, Dr. Michel will be paid an annual base salary of $350,000, and will have a target annual bonus opportunity of $100,000, subject to the terms and conditions of the Company’s annual incentive compensation plans. Dr. Michel has also entered into an Independent Physician Agreement with Virtual Radiologic Professionals, LLC, the Company’s affiliated medical practice, providing him with annual compensation of $50,000 for his services to VRP.
     Dr. Michel’s prior agreement with vRad provided for an annual base salary of $120,000 and an annual bonus opportunity, at target, of $60,000, and his prior agreement with VRP provided him with annual compensation of $380,000. The revised compensation terms are intended to reflect Dr. Michel’s increased duties as an executive officer of vRad, including services rendered as a vRad executive to VRP, pursuant to the management and license agreement between the entities.
     Dr. Michel’s Employment Agreement provides for a three-year term with automatic renewal for subsequent one-year terms thereafter, unless earlier terminated or unless notice of non-renewal is provided.
     Pursuant to the Employment Agreement, Dr. Michel is entitled to certain post-termination benefits, including payment of an amount equal to his annual base salary, payment of all or a portion of his annual incentive compensation, and payment for, or continuation of, health and welfare benefits, in the event his employment is terminated by vRad without cause or by Dr. Michel for “good reason” (as defined in the agreement), or if the Company elects not to renew the term of the agreement following the initial term or any renewal term without cause. The timing of such payments, and in the case of incentive compensation, the calculation of the amount of the payment, is dependent upon whether any such termination was in connection with a “change in control” of the Company (as defined in the agreement). Irrespective of termination or continued employment, any change in control of the Company will also cause all outstanding but unvested equity awards held by Dr. Michel to become fully vested.
     Dr. Michel’s agreement also provides for customary confidentiality and invention assignment provisions, and prohibitions on customer or employee solicitation and competition during the term of the agreement and for a period of two years thereafter.
     Dr. Michel’s new Employment Agreement is filed as Exhibit 10.1 to this report, and his new Independent Physician Agreement with VRP is filed as Exhibit 10.2 to this report.

New Executive Employment Agreements for Other Executive Officers
     On July 30, 2009, vRad also entered into new Employment Agreements with each of Robert C. Kill, the Company’s President and Chief Executive Officer, Leonard C. Purkis, the Company’s Chief Financial Officer, Richard W. Jennings, the Company’s Chief Technology Officer, and Michael J. Kolar, the Company’s Vice President, General Counsel and Secretary.
     These new Employment Agreements are in substantially the same form and contain the terms and conditions described above with respect to Dr. Michel’s new form of agreement, other than compensation amounts. In entering into these agreements, the Company did not alter the compensation payable to any of these other executive officers, and the term of each of these new agreements remains the same as each individual officer’s prior agreement with the Company.
          These new executive Employment Agreements are filed as Exhibits 10.3 to 10.6 to this report.

ITEM 6.	Exhibits
     Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth below:
EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement, effective July 1, 2009, between Virtual Radiologic Corporation and Eduard Michel, M.D., Ph.D.***

10.2	Independent Physician Agreement, effective July 1, 2009, between Virtual Radiologic Professionals, LLC and Eduard Michel, M.D., Ph.D. ***

10.3	Employment Agreement, effective July 30, 2009, between Virtual Radiologic Corporation and Robert C. Kill***

10.4	Employment Agreement, effective July 30, 2009, between Virtual Radiologic Corporation and Leonard C. Purkis***

10.5	Employment Agreement, effective July 30, 2009, between Virtual Radiologic Corporation and Richard W. Jennings***

10.6	Employment Agreement, effective July 30, 2009, between Virtual Radiologic Corporation and Michael J. Kolar***

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

Signature	Title	Date

/s/ Robert C. Kill	President and Chief Executive Officer
Robert C. Kill	(Principal Executive Officer)	July 30, 2009

/s/ Leonard C. Purkis	Chief Financial Officer (Principal
Leonard C. Purkis	Financial and Accounting Officer)	July 30, 2009