Form 10-Q
period 2009-09-30
Virtual Radiologic CORP
filed 2009-11-12
CIK 1361579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 10, 2009, 15,904,789 shares of the registrant’s common stock were outstanding.

PART I — Financial Information
ITEM 1. Consolidated Financial Statements
Virtual Radiologic Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	As of	As of
	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$47,558	$19,180
Restricted cash	1,751	700
Short-term investments	—	10,136
Accounts receivable, net	18,132	17,383
Prepaid expenses and other current assets	2,220	4,126

Total current assets	69,661	51,525

Property, plant and equipment, net	14,680	11,692
Intangible assets, net	4,232	5,073
Medical malpractice excess loss reserves receivable	945	1,288
Other assets	923	1,423

Total assets	$90,441	$71,001

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued professional services compensation expense	$6,574	$5,690
Accrued sales, general and administrative compensation expense	3,719	1,383
Current deferred tax liability	1,099	1,103
Accounts payable and other current liabilities	2,224	2,911

Total current liabilities	13,616	11,087

Deferred tenant lease allowance	2,555	—
Medical malpractice loss reserves	4,368	1,419
Medical malpractice excess loss reserves	945	1,288
Other liabilities	2,248	690

Total liabilities	23,732	14,484

Commitments and contingencies (see Note 7)

Virtual Radiologic Corporation stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized at September 30, 2009 and December 31, 2008; 15,884,791 and 15,849,398 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	17	17
Additional paid-in capital	100,575	95,881
Treasury stock at cost, 1,095,490 and 944,760 shares at September 30, 2009 and December 31, 2008, respectively	(9,306)	(8,000)
Accumulated deficit	(24,589)	(31,397)
Accumulated other comprehensive loss	(10)	(6)

Total Virtual Radiologic Corporation stockholders’ equity	66,687	56,495

Non-controlling interest (see Note 2)	22	22

Total stockholders’ equity	66,709	56,517

Total liabilities and stockholders’ equity	$90,441	$71,001

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$31,638	$29,025	$90,791	$78,266

Operating costs and expenses:
Professional services	15,293	12,899	43,455	35,176
Sales, general and administrative	9,679	9,600	31,271	27,667
Depreciation and amortization	1,819	1,286	4,992	3,357

Total operating costs and expenses	26,791	23,785	79,718	66,200

Operating income	4,847	5,240	11,073	12,066

Other income (expense):
Interest income	55	185	157	450
Interest expense	(2)	—	(5)	—

Total other income	53	185	152	450

Income before income tax expense	4,900	5,425	11,225	12,516

Income tax expense	1,874	1,859	4,417	4,942

Net income	3,026	3,566	6,808	7,574

Non-controlling interest (income) expense	(4)	2	—	10

Net income attributable to Virtual Radiologic Corporation	$3,030	$3,564	$6,808	$7,564

Earnings per common share:
Basic	$0.19	$0.21	$0.43	$0.45
Diluted	$0.19	$0.21	$0.42	$0.44
Weighted average common shares outstanding:
Basic	15,849	16,733	15,861	16,689
Diluted	16,281	17,186	16,267	17,218
The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Loss	Interest	Equity
Balance at December 31, 2007	16,463	$16	$90,165	$—	$(39,851)	$—	$8	$50,338
Net income	—	—	—	—	8,454	—	—	8,454
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	(6)	—	(6)

Total comprehensive income								8,448
Stock-based compensation for independent contractor physicians	—	—	(479)	—	—	—	—	(479)
Stock-based compensation for employees and directors	—	—	1,544	—	—	—	—	1,544
Stock option exercises	331	1	313	—	—	—	—	314
Excess tax benefits from exercises of stock options	—	—	4,396	—	—	—	—	4,396
Non-controlling interest	—	—	—	—	—	—	14	14
Stock issuance costs	—	—	(58)	—	—	—	—	(58)
Repurchase of common stock	(945)	—	—	(8,000)	—	—	—	(8,000)

Balance at December 31, 2008	15,849	17	95,881	(8,000)	(31,397)	(6)	22	56,517

Net income	—	—	—	—	6,808	—	—	6,808
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	(4)	—	(4)

Total comprehensive income								6,804
Stock-based compensation for independent contractor physicians	—	—	653	—	—	—	—	653
Stock-based compensation for employees and directors	—	—	1,835	—	—	—	—	1,835
Stock option exercises	186	—	72	—	—	—	—	72
Excess tax benefits from exercises of stock options	—	—	2,134	—	—	—	—	2,134
Repurchase of common stock	(150)	—	—	(1,306)	—	—	—	(1,306)

Balance at September 30, 2009	15,885	$17	$100,575	$(9,306)	$(24,589)	$(10)	$22	$66,709

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$6,808	$7,574
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts and sales allowances	1,353	450
Depreciation and amortization	4,992	3,357
Lease abandonment liability	200	—
Medical malpractice loss reserves	3,208	—
Stock-based compensation for independent contractor physicians	653	(978)
Stock-based compensation for employees and directors	1,835	1,121
Deferred income taxes	1,034	925
Loss on disposal of property, plant and equipment	152	49
Other, net	(128)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,080)	(4,059)
Prepaid expenses and other assets	1,894	2,242
Accrued expenses	3,096	1,573
Accounts payable and other liabilities	680	69

Net cash provided by operating activities	23,697	12,323

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,287)	(6,226)
Cash paid for acquisition, net of cash acquired	—	(6,531)
Proceeds from maturity of short-term investments	10,136	—
Restricted cash	(1,050)	—
Purchase of short-term investment	—	(7,000)
Other, net	10	(36)

Net cash provided by (used in) investing activities	3,809	(19,793)

Cash flows from financing activities:
Excess tax benefit from exercises of stock options	2,134	3,726
Repurchases of common stock	(1,306)	(1,879)
Other, net	44	(109)

Net cash provided by financing activities	872	1,738

Net increase (decrease) in cash and cash equivalents	28,378	(5,732)
Cash and cash equivalents:
Beginning of period	19,180	33,487

End of period	$47,558	$27,755

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$1,413	$(662)
The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)
1. Business Overview
     Virtual Radiologic Corporation, or vRad, a Delaware corporation, provides radiologic interpretations, or reads, via teleradiology for emergency and routine care coverage to radiology practices, hospitals, clinics and diagnostic imaging centers primarily located within the United States. Virtual Radiologic Professionals, LLC, or VRP, a Delaware limited liability company, is vRad’s affiliated physician-owned medical practice that contracts with independent contractor physicians for the provision of their services to fulfill customer contracts held by vRad or the other Professional Corporations (as defined below).
     Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. are collectively referred to as the “Professional Corporations.” As of September 30, 2009, each of these entities was a professional corporation with one stockholder, who was also an officer and a director of vRad and the sole equity owner of VRP. The Professional Corporations hold customer contracts in certain states to facilitate compliance with corporate practice of medicine laws in such states. VRP and the Professional Corporations are collectively referred to as the “Affiliated Medical Practices.”
     vRad also has two wholly-owned and consolidated subsidiaries, Virtual Radiologic Limited, or VRL, and vRad Professional Insurance Ltd., or VPIL. VRL was formed under the laws of England and Wales and is located in London, England. VRL was formed to facilitate the international expansion of the Company’s business by providing teleradiology services and products to customers located outside of the United States. VPIL was formed for the purpose of insuring the Company’s self-insured retention under its medical malpractice insurance policy. VPIL was formed as an exempted company in the Cayman Islands with limited liability.
     The term “Company” as used in this report refers to vRad, its Affiliated Medical Practices, VRL and VPIL.
2. Summary of Significant Accounting Policies
     Interim Consolidated Financial Statements
     The Company has prepared the unaudited interim consolidated financial statements and related notes thereto in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.
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

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)
     Principles of Consolidation and Basis of Presentation
     The Company consolidates its financial results in accordance with accounting guidance on consolidations and variable interest entities, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. The Affiliated Medical Practices were created as the Company’s business expanded, for the purpose of facilitating compliance with corporate practice of medicine laws in various states. The management of vRad was involved significantly in the design and creation of the Affiliated Medical Practices and, with the exception of rendering medical judgments, controls their continuing operations through rights contained in management service agreements between vRad and each Affiliated Medical Practice. The management service agreements were not intended to cause a party other than vRad to bear any economic risk or reward and although the management fees contained in these agreements are generally renegotiated on an annual basis, these negotiations are conducted in a manner consistent with the intent of the overall relationship among vRad and the Affiliated Medical Practices. As a result, the Company has determined that the Affiliated Medical Practices are VIEs and that vRad is the primary beneficiary of such VIEs. Although vRad holds no equity ownership in the VIEs, as a result of its right to restrict the distribution of net income or losses to the equity owners of the VIEs (through ongoing distribution or liquidation), the Company has determined that vRad should not allocate any of the residual net earnings or losses of these entities to the legal equity owners.
     In accordance with accounting guidance on non-controlling interests in consolidated financial statements, the Company has determined that the appropriate method for allocating the net income and losses of the VIEs should be based on the substantive allocations pursuant to the management service agreements. As a result, the Company has concluded that vRad will absorb any potential future earnings or losses of the VIEs.
     The effect of the VIEs’ consolidation on the Company’s consolidated balance sheet at September 30, 2009 was an increase in the Company’s assets and liabilities of approximately $9.6 million and $7.6 million, respectively. At December 31, 2008, as a result of consolidating the VIEs, the Company’s assets and liabilities increased by approximately $11.1 million and $6.1 million, respectively. For the three months ended September 30, 2009 and 2008, the revenue of the VIEs represented approximately 45%, or $14.2 million, and 46%, or $13.3 million of the consolidated revenue of the Company, respectively. For the nine months ended September 30, 2009 and 2008, the revenue of the VIEs represented approximately 46%, or $41.8 million, and 45%, or $35.3 million, of the consolidated revenue of the Company, respectively.
     As of September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008, the financial statements of vRad have been presented on a consolidated basis to include its variable interests in the Affiliated Medical Practices, as well as VRL and VPIL, vRad’s wholly-owned subsidiaries.
     Revenue Recognition and Accounts Receivables
     The Company generates substantially all of its revenue from the radiology services it provides to its customers. The Company provides these services pursuant to contracts that have a one or two-year initial term and automatically renew for successive one-year terms unless terminated by the customer or by the Company. The amount that the Company charges for its radiology services varies by customer and is based upon a number of factors, including the hours of coverage, the number of reads, whether the reads are preliminary reads or final reads, and the technical and administrative services provided. These services are billed to the Company’s customers with whom it contracts directly. Revenues are recognized when delivery of a service is completed by the Company’s independent contractor physicians and collectability is reasonably assured.
     The Company also bills third-party payers such as Medicare, Medicaid, private insurance and/or patients under agreements with a small number of its customers. Services for which the Company submits billings directly to third-party payers are coded for reimbursement based upon the specific services provided, and patients are responsible for any remaining deductibles or coinsurance. Revenue is recorded for these services based on the anticipated reimbursement, net of any contractual adjustments and/or allowance for denied claims. Revenue related to these services is recognized when delivery of a service is completed by the Company’s independent contractor physicians and collectability is reasonably assured.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)
     The Company maintains an allowance for doubtful accounts, which is comprised of specific reserves and a general reserve for potentially uncollectable amounts based on the Company’s historical bad debts. In determining the amount of the specific reserve, the Company reviews the accounts receivable for customers who are past due to identify specific customers with known disputes or collectability issues. The Company makes judgments about their creditworthiness based on collections information available to the Company and historical payment performance. The Company also maintains a sales allowance to reserve for potential credits issued to customers. The amount of the reserve is determined based on historical credits issued.
     For services which are billed directly to patients, the Company maintains a general allowance for doubtful accounts for potentially uncollectable amounts based on historical industry collection rates. In establishing this reserve, the Company reviews the accounts receivable for patients who are past due to identify specific customers with known disputes or collectability issues. The Company makes judgments about their creditworthiness based on collections information available to the Company and historical payment performance.
     Recent Accounting Pronouncements
     On January 1, 2009, the Company adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The new guidance was effective for certain financial assets and liabilities of the Company on January 1, 2009 (see Note 3). For non-financial assets and liabilities, the effective date of this guidance for the Company is January 1, 2010. The Company believes that the adoption of the new guidance applicable to non-financial assets and liabilities will not have a material effect on its consolidated financial position, results of operations or cash flows.
     On January 1, 2009, the Company adopted new accounting guidance on non-controlling interests in consolidated financial statements which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Additionally, the new guidance requires the amounts of consolidated net income attributable to the parent and to the non-controlling interest to be disclosed on the face of the consolidated income statement. The presentation and disclosure requirements of the new guidance have been applied retrospectively for prior periods presented. Accordingly, the Company has classified non-controlling interest as part of total stockholders’ equity on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as of September 30, 2009 and December 31, 2008. In addition, the Company has classified non-controlling interest (income) expense after net income to arrive at net income attributable to Virtual Radiologic Corporation on the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008. Prior to the adoption of this guidance, the Company recorded non-controlling interest as a liability on its consolidated balance sheets and non-controlling interest (income) expense as a component of net income on its consolidated statements of operations. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     On January 1, 2009, the Company adopted new accounting guidance amending the factors considered in developing renewal or extension assumptions for determining the useful life of a recognized intangible asset. The adoption of the guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In June 2009, the Company adopted new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The guidance refers to these events as recognized (Type I) and non-recognized (Type II); however, it does not change existing literature

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)
regarding recognition and disclosure requirements of Type I and Type II subsequent events. The new guidance was adopted prospectively during the quarter ended June 30, 2009, with no material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In June 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance establishing the hierarchy of GAAP, referred to as the Codification, which establishes two levels of GAAP; authoritative and non-authoritative. The Codification has become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative guidance for SEC registrants. All previously existing accounting guidance was superseded as described in the Codification and all other non-grandfathered, non-SEC accounting literature not covered by the Codification has become non-authoritative. The guidance was effective for interim and annual reporting periods after September 15, 2009, and accordingly, the Company adopted the new guidance in the third quarter of 2009. The Codification was not intended to change or alter existing GAAP, and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued new accounting guidance which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The new guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt the guidance in the first quarter of 2010. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial position, results of operations and cash flows.
3. Selected Consolidated Financial Statement Information
     Restricted Cash
     The Company had approximately $1.8 million and $700,000 in restricted cash as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, restricted cash consisted of letters of credit for a security deposit required by the lease agreement for the Company’s headquarters, for the establishment of VPIL, and for the Company’s medical malpractice insurance policy. Cash in the amounts of such letters of credit is required to be held on deposit with a bank and is restricted as to its use.
     Short-term Investments
     The Company’s short-term investments are classified as held-to-maturity investments. The Company intends, and has the ability, to hold these investments to maturity, and therefore carries such investments at cost. Cost approximates fair value due to the highly liquid nature of these investments. As of December 31, 2008, the Company’s short-term investments consisted of two certificates of deposit totaling $10.1 million, due in one year or less. Both certificates were redeemed during the third quarter of 2009, and the funds were reinvested in money market accounts which are included in cash and cash equivalents on the consolidated balance sheet as of September 30, 2009.
     On January 1, 2009, the Company adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The new guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The new guidance also establishes the following three-tier valuation hierarchy based upon observable and non-observable inputs:

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)
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
     Assets and liabilities measured at fair value on a recurring basis included short-term investments (certificates of deposit) totaling zero and $10.1 million as of September 30, 2009 and December 31, 2008, respectively. Short-term investments are valued using Level 1 inputs as defined by the fair value hierarchy.
     Property, Plant and Equipment, Net

	As of	As of
	September 30,	December 31,
	2009	2008
	(in thousands)
Equipment	$11,790	$10,332
Software	7,681	6,110
Furniture and fixtures	952	1,144
Leasehold improvements	5,412	342
Other	179	1,742

Total property, plant and equipment	26,014	19,670
Less: Accumulated depreciation and amortization	11,334	7,978

Total property, plant and equipment, net	$14,680	$11,692

     Depreciation and amortization expense related to the Company’s property, plant and equipment was approximately $1.5 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $4.1 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively.
4. Goodwill and Other Intangible Assets
     Goodwill
     The Company records acquired assets, including identifiable intangible assets and liabilities, at their respective fair values, recording goodwill as the excess of cost over the fair value of the net assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually (during the second quarter), or more frequently if events or changes in circumstances indicate potential impairment. The tests are based on the Company’s single operating segment and reporting unit structure. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. Quoted market prices in active markets are used as the basis of the Company’s measurement in estimating the fair value of its single reporting unit. The results of the annual impairment test performed as of June 30, 2009 indicated the fair value of the reporting unit exceeded its carrying value, and therefore, goodwill was not impaired. Accordingly, the Company was not required to complete the second step of the goodwill impairment test. During the quarter ended September 30, 2009, the Company determined that no events or changes in circumstances indicated potential impairment.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)
     Goodwill was $858,000 as of September 30, 2009 and December 31, 2008, and is included in other assets on the consolidated balance sheets.
     Intangible Assets, Net
     A summary of intangible assets is as follows:

		As of			As of
		September 30, 2009			December 31, 2008
	Estimated	Original	Accumulated	Carrying	Original	Accumulated	Carrying
	Useful Life	Cost	Amortization	Value	Cost	Amortization	Value
			(in thousands)
Patents	15 years	$347	$74	$273	$347	$56	$291
Non-compete agreements	2 years	298	217	81	298	105	193
Customer relationships	10 years	4,968	1,090	3,878	4,968	379	4,589

Intangible assets, net		$5,613	$1,381	$4,232	$5,613	$540	$5,073

     The Company records amortization related to patents and non-compete agreements on a straight-line basis over their estimated useful lives of 15 years and 2 years, respectively. The Company records amortization related to customer relationships over their estimated useful life of 10 years based on the expected future economic benefits of those customer relationships on an accelerated basis. Amortization expense related to intangible assets was approximately $280,000 and $171,000 for the three months ended September 30, 2009 and 2008, respectively, and $841,000 and $319,000 for the nine months ended September 30, 2009 and 2008, respectively.
     The Company continually reviews events and changes in circumstances related to its financial performance and economic environment for factors that would provide evidence of potential impairment or that may warrant a revision to the remaining periods of amortization of its intangible assets. If impairment indicators are identified, the Company would test for impairment using undiscounted cash flows as the basis for measuring the fair value of its intangible assets. During the quarter ended September 30, 2009, the Company determined that no events or changes in circumstances indicated potential impairment.
     As of September 30, 2009, future estimated amortization expense related to intangible assets was as follows:

Amount
(in thousands)

Three months ending December 31, 2009	$280
Year ending December 31, 2010	879
Year ending December 31, 2011	689
Year ending December 31, 2012	570
Year ending December 31, 2013	473
Thereafter	1,341

Total	$4,232

     This future amortization expense is an estimate. Actual amounts may vary from these estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.
5. Stock-Based Compensation
     vRad Equity Incentive Plan
     During the second quarter of 2009, the stockholders of vRad voted in favor of increasing the number of common shares available under the vRad Equity Incentive Plan by 500,000 shares. As of September 30, 2009, there were 582,068 shares available for issuance under the vRad Equity Incentive Plan.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)
     Stock Options
     Stock option activity for employees, directors and independent contractor physicians during the nine months ended September 30, 2009 was as follows:

		Weighted Average	Exercise Prices
		Exercise Price	Per Share
	Outstanding	Per Share	Ranging From
Balance at December 31, 2008 (1)	2,183,995	$10.82
Granted	377,000	8.72	$8.39 - 8.98
Exercised	(186,123)	2.52	2.00 - 5.50
Forfeited/Cancelled/Expired	(182,919)	10.28	2.00 - 19.23

Balance at September 30, 2009	2,191,953	$11.21

Exercisable at September 30, 2009	914,598	$9.89	$2.00 - 23.00

(1)	The number of options outstanding includes 120,000 options granted in May 2007 to members of vRad’s Board of Directors that were not issued pursuant to the vRad Equity Incentive Plan.
     Restricted Stock Awards
     The following table summarizes the activity of unvested restricted stock awards for employees, directors and independent contractor physicians during the nine months ended September 30, 2009:

		Weighted Average
	Number	Fair Value
	of Shares	Per Share
Unvested at December 31, 2008	—	$—
Granted	110,368	8.97
Vested	—	—
Cancelled	—	—

Unvested at September 30, 2009	110,368	$8.97

Expected to vest after September 30, 2009	110,368	$8.97
     Stock-Based Compensation—Employees and Directors
     For the three and nine months ended September 30, 2009, vRad issued zero and 377,000 stock options to certain employees and directors. In addition, vRad granted zero and 101,968 restricted stock awards to certain employees and directors during the three and nine months ended September 30, 2009, respectively. Stock-based compensation expense related to employee and director equity awards was approximately $558,000 and $417,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.8 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively. Included in stock-based compensation expense for the nine months ended September 30, 2009 was $182,000 related to the accelerated vesting of certain stock option awards. There were no expenses incurred during the third quarter of 2009 associated with modifications to the terms of existing equity awards. Employee and director stock-based compensation expense is included in sales, general and administrative expenses on the consolidated statements of operations.
     Cash retained as a result of the tax deductibility of employee and director stock-based awards is presented as a component of cash flows from financing activities in the consolidated statements of cash flows. During the nine months ended September 30, 2009, the Company realized approximately $2.1 million as a result of the tax deductibility of employee and director stock-based awards exercised.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)
     Stock-Based Compensation—Independent Contractor Physicians
     During the three and nine months ended September 30, 2009, vRad did not issue stock options to the Company’s independent contractor physicians. vRad granted zero and 8,400 restricted stock awards to certain independent contractor physicians during the three and nine months ended September 30, 2009, respectively. The Company recorded stock-based compensation expense of $369,000 and income of $419,000 related to independent contractor physician equity awards for the three months ended September 30, 2009 and 2008, respectively, and expense of $653,000 and income of $978,000 for the nine months ended September 30, 2009 and 2008, respectively. Physician stock-based compensation expense is included in professional services expense on the consolidated statements of operations.
6. Stock Repurchase Program
     In March 2009, vRad’s Board of Directors authorized the repurchase of up to $5.0 million of vRad’s outstanding common stock. Repurchases may take place in the open market, or pursuant to negotiated or block transactions in accordance with applicable SEC guidelines and regulations, including plans intended to comply with Rule 10b5-1 under the Securities Exchange Act. During the nine months ended September 30, 2009, vRad repurchased 150,730 shares of common stock at an average price of $8.64 per share for total cash consideration of $1.3 million. As of September 30, 2009, vRad had $3.7 million remaining under the $5.0 million share repurchase program.
7. Commitments and Contingencies
     On December 7, 2007, vRad entered into an agreement to lease approximately 82,000 square feet of space in Eden Prairie, Minnesota, to consolidate its corporate headquarters. The lease commenced on March 2, 2009 and expires on August 31, 2019. In conjunction with the lease, vRad was entitled to a tenant improvement allowance of approximately $2.7 million, and upon commencement of the lease, the Company recorded the allowance in leasehold improvements and deferred tenant lease allowance. The amounts for leasehold improvements and deferred tenant lease allowance are recorded in property, plant and equipment, net and deferred tenant lease allowance on the consolidated balance sheet as of September 30, 2009. In addition, the lease arrangement contains a rent escalation clause and the related lease expenses are recognized on a straight-line basis over the term of the lease. Deferred rent in the amount of $845,000 associated with this lease is included in other liabilities on the consolidated balance sheet as of September 30, 2009.
     During the three and nine months ended September 30, 2009, the Company recorded a pre-tax net charge of approximately zero and $200,000 for costs pertaining to vacated leased facilities located in Minnetonka, Minnesota and Mountain View, California, net of the reversal of any remaining deferred rent. The net charge was recognized in sales, general and administrative expenses. The accrual related to the vacated facilities is calculated net of any estimated sublease income which is based on current market quotes for similar properties. If the Company is unable to sublet the vacated properties on a timely basis or is forced to sublet them at lower rates due to changes in market conditions, the Company will adjust the accrual accordingly. The balance of the remaining lease liability was $212,000 as of September 30, 2009 and is included in other liabilities on the consolidated balance sheet.
     vRad entered into capital leases for equipment in February 2009 that expire in February 2013. Capital leases are recorded in property, plant and equipment, net, other current liabilities and other liabilities on the consolidated balance sheet as of September 30, 2009. Future minimum lease payments under these capital leases, together with the present value of minimum lease payments, as of September 30, 2009, were as follows:

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

(in thousands)
2009	$11
2010	43
2011	43
2012	43
2013	3

143
Less: Amount representing interest	8

Present value of minimum lease payments	135
Less: Current portion	39

Capital lease obligations, less current portion	$96

     Professional Liability Coverage
     The Company’s business entails an inherent risk of claims of medical malpractice against its independent contractor physicians and itself. The Company contracts and pays premiums for professional liability insurance that indemnifies it and its independent contractor physicians for losses incurred related to medical malpractice litigation. The Company maintains professional liability insurance policies with a third-party insurer on a claims-made basis, subject to a self-insured retention, deductibles, exclusions and other restrictions. The Company’s self-insured retention under its professional liability insurance program is insured by VPIL, its wholly-owned captive insurance subsidiary. The Company records liabilities for self-insured amounts and claims incurred but not reported, or IBNR, based on an actuarial valuation using historical loss patterns. Insurance liabilities are necessarily based on estimates, including claim frequency and severity. An inherent assumption in such estimates is that historical loss patterns can be used to predict future loss patterns with reasonable accuracy. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from current estimates. Liabilities for claims incurred but not reported are not discounted.
     For the three and nine months ended September 30, 2009, the Company did not record any specific claims reserves, but recorded medical malpractice loss development reserves and IBNR reserves of approximately $573,000 and $497,000, respectively, and $1.8 million and $1.4 million, respectively. The Company recorded $350,000 and $700,000 in charges for specific claims reserves during the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2008, the Company recorded only specific claims reserves for medical malpractice claims, as a result of the Company’s limited historical loss experience. As of September 30, 2009 and December 31, 2008, medical malpractice loss reserves were $4.4 million and $1.4 million, respectively.
     The Company believes that its insurance coverage is appropriate based upon its claims experience and the nature of its business. However, the Company cannot assure that any pending or future claim will not be successful, or if successful that it will not exceed the limits of available insurance coverage. If the self-insured retention amounts and other amounts that the Company is actually required to pay materially exceed the estimates that have been reserved, the Company’s financial condition, results of operations and cash flows could be materially adversely affected.
     Litigation
     On July 31, 2007, Merge eMed, Inc., or Merge, filed a complaint against vRad in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that the Company has infringed on certain of Merge’s patents relating to teleradiology. On December 11, 2007, the court granted the Company’s motion to stay the patent suit pending the outcome of a reexamination by the United States Patent and Trademark Office, or PTO, of these same patents. On August 28, 2008, the PTO ruled invalid all of the claims in the patents upon which Merge had sued the Company. Reexamination certificates cancelling the claims of the patents have been issued due to Merge’s failure to respond to the PTO action, and the Company is awaiting dismissal from the action as a result of the cancellation. Pending dismissal, the judicial stay of proceedings in the lawsuit remains in effect.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)
     On March 8, 2009, DR Systems, Inc. filed a complaint against vRad in the United States District Court for the Southern District of California, alleging that vRad has infringed on a patent held by DR Systems through its use of medical imaging and archival systems. On July 7, 2009, this suit was dismissed as a result of vRad’s assertion of its use of third party software, and a pre-existing license agreement between DR Systems and the third party, covering vRad’s use.
     The Company is from time to time subject to, and is presently involved in, other litigation or legal proceedings arising out of the ordinary course of business, including medical malpractice claims and certain employment related matters. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2009 and December 31, 2008 the Company’s management believed that the final outcome of these matters would not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.
8. Related Party Transactions
     vRad has entered into a non-exclusive, non-transferable license agreement for the use of certain image management software from a minority stockholder of vRad. For the three months ended September 30, 2009 and 2008, the Company incurred licensing fees under this contract of approximately $197,000 and $279,000 respectively. For the nine months ended September 30, 2009 and 2008, the Company incurred licensing fees under this contract of approximately $783,000 and $772,000, respectively.
     The following table illustrates the revenues, expenses and cash flows that result from the management and professional service agreements between the related parties described in Note 1:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
VRP professional services revenue from vRad	$6,758	$6,274	$19,411	$17,186
vRad professional services expense to VRP	6,758	6,274	19,411	17,186
VRP professional services revenue from the Professional Corporations	7,094	6,672	20,819	17,646
Professional Corporations professional services expense to VRP	7,094	6,672	20,819	17,646
vRad management fee revenue from the Professional Corporations	7,023	6,605	20,611	17,469
Professional Corporations management fee expense to vRad	7,023	6,605	20,611	17,469
Cash paid for professional services by vRad to VRP	6,758	6,274	19,411	17,186
Cash paid for professional services by the Professional Corporations to VRP	7,094	6,672	20,819	17,646
Cash paid for management fees by the Professional Corporations to vRad	7,023	6,605	20,611	17,469
     During the quarter ended March 31, 2009, the Company incurred approximately $535,000 in expenses related to amounts due to its former Chairman under the Transition Agreement between the Company and the former Chairman. As of September 30, 2009, $210,000 of this amount was included in other current liabilities on the consolidated balance sheet.
9. Earnings Per Share
     vRad’s restricted stock awards, which contain non-forfeitable dividends, are classified as participating securities in accordance with accounting guidance on earnings per share. In calculating basic earnings per share, net income is reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)
period are distributed. The Company’s recipients of restricted stock awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock and common stockholders based on their respective ownership percentage, as of the end of the period.
     Diluted earnings per share are calculated using the two-class method in accordance with accounting guidance on earnings per share. The two-class method requires the denominator to include the weighted average restricted stock along with the additional share equivalents from the assumed conversion of stock options calculated using the treasury stock method.
          The following table presents the computation of earnings per share:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009	2008
	(in thousands, except per share data)

Basic and Diluted Earnings per Share — Two-class Method
Basic Earnings per Share:

Undistributed income	$3,030	$3,564		$6,808	$7,564
Restricted stock ownership	0.69%	0	% (1)	0.69%	0	%(1)

Restricted stock interest in undistributed income	$21	$—		$47	$—

Weighted average restricted shares outstanding — basic	110	—		90	—
Basic earnings per share — restricted	$0.19	$—		$0.52	$—

Undistributed income	$3,030	$3,564		$6,808	$7,564
Common ownership	99.31%	100	% (1)	99.31%	100	%(1)

Common stockholders interest in undistributed income	$3,009	$3,564		$6,761	$7,564

Weighted average common shares outstanding — basic	15,849	16,733		15,861	16,689
Basic earnings per share — common	$0.19	$0.21		$0.43	$0.45

Diluted Earnings per Share:
Common stockholders interest in undistributed earnings	$3,009	$3,564		$6,761	$7,564
Undistributed earnings — restricted stock	21	—		47	—

Net income used in diluted earnings per share	$3,030	$3,564		$6,808	$7,564

Weighted average common shares outstanding — basic	15,849	16,733		15,861	16,689
Weighted average restricted stock outstanding	110	—		90	—
Common share equivalents	322 (2)	453	(2)	316 (2)	529	(2)

Shares used to compute earnings per common share — diluted	16,281	17,186		16,267	17,218

Diluted earnings per share — common	$0.19	$0.21		$0.42	$0.44

(1)	There was no restricted stock outstanding during the three and nine months ended September 30, 2008.

(2)	The calculation of common stock equivalents excludes options to purchase approximately 1.7 million and 1.8 million shares of common stock for the three and nine months ended September 30, 2009, respectively, and approximately 1.4 milllion and 1.1 million shares of common stock for the three and nine months ended September 30, 2008, respectively, because they are antidilutive.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)
10. Subsequent Events
     The Company has evaluated whether any recognized or non-recognized events occurred after September 30, 2009, the balance sheet date, through November 12, 2009, the issuance date of these consolidated financial statements, and determined that there have been no such events or transactions during this time which would have a material effect on the consolidated financial statements and therefore would require recognition or disclosure in the statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
     Certain statements in this quarterly report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, in particular, statements about our plans, objectives, strategies and prospects regarding, among other things, our business and results of operations. These statements can be identified by the use of words such as “will”, “believe”, “expect,” and “anticipate” and similar terms or expressions of future expectation. These statements involve a number of risks, uncertainties and other factors that could cause actual results, performance or achievements of Virtual Radiologic Corporation to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Statements that are not historical facts and statements of expectations or future beliefs in this quarterly report on Form 10-Q are forward-looking statements that involve certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. Except as required by applicable law, we undertake no duty to update these forward-looking statements due to new information or as a result of future events.
     Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, those discussed in the risk factors listed from time to time in our reports filed with the SEC, including without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2009 and by Part II, Item 1A of this report.
     Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

Overview
     Virtual Radiologic Corporation is a leading provider of teleradiology services throughout the United States, and provides services to customers in international markets. We provide radiologic interpretations, or reads, for emergency and routine care cases through the utilization of a scalable communications network incorporating encrypted broadband internet connections and proprietary workflow management software. We serve our customers — radiology practices, hospitals, clinics and diagnostic imaging centers — by providing reads 24 hours a day, 365 days a year. Our distributed operating model provides our team of board-certified independent contractor physicians with the flexibility to choose the location from which they work and allows us to serve customers located throughout the world.
     We provide radiologic interpretations for a broad range of digital diagnostic imaging modalities, including CT, plain film, MRI and ultrasound. Diagnostic radiology aids in the diagnosis and treatment of injuries, diseases and other medical conditions by interpreting images of the human body. Our independent contractor physicians collectively have the expertise, including subspecialty fellowship training, necessary to permit them to read all diagnostic imaging modalities, including CT, MRI, ultrasound, nuclear medicine, PET, and plain film modalities.
     In this report, Virtual Radiologic Corporation is sometimes referred to as “vRad.” Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. are collectively referred to as the “Professional Corporations.” Virtual Radiologic Professionals, LLC, or VRP, and the Professional Corporations are collectively referred to as the “Affiliated Medical Practices.” vRad has two wholly-owned and consolidated subsidiaries; Virtual Radiologic Limited, or VRL, and vRad Professional Insurance Ltd., or VPIL. VRL was formed under the laws of England and Wales and is located in London, England. VPIL was formed as an exempted company in the Cayman Islands with limited liability. The terms “Company,” “we,” “us,” and “our” are used in this report to refer to vRad, the Affiliated Medical Practices, VRL and VPIL.
Trends in Our Business and Factors Affecting Our Results of Operations
     During 2009, we continue to focus on acquiring new customers, gaining further penetration into the final read market, retaining our existing customer base, and retaining and attracting additional radiologists.
Revenue
     We generate substantially all of our revenue from the radiology services that we provide to our customers. We provide these services pursuant to contracts that have a one or two-year initial term and automatically renew for successive one-year terms unless terminated by the customer or by us. The amount that we charge for our radiology services varies by customer and is based upon a number of factors, including the hours of coverage, the number of reads, whether the reads are preliminary reads or final reads, and the technical and administrative services provided. These services are billed to our customers with whom we contract directly. Revenues are recognized when delivery of a service is completed by our independent contractor physicians and collectability is reasonably assured.
     We also bill third-party payers such as Medicare, Medicaid, private insurance and/or patients under agreements with a small number of our customers. Services for which we submit billings directly to third-party payers are coded for reimbursement based upon the specific services provided, and patients are responsible for any remaining deductibles or coinsurance. Revenue is recorded for these services based on the anticipated reimbursement, net of any contractual adjustments and/or allowance for denied claims. Revenue related to these services is recognized when delivery of a service is completed by our independent contractor physicians and collectability is reasonably assured.
     Our growth in revenue for the three and nine months ended September 30, 2009 over the same periods in 2008 resulted primarily from:
•	an increase in our customer base;

•	an increase in utilization of our services by our customers, particularly in final reads; and

•	high customer retention rates.
     The above factors have been partially offset by declines in our average price per read.
     Our revenues are also affected by seasonality. While our revenues have continued to grow each year, we typically experience increased demand for our services and higher revenue growth during the third quarter of each year. We believe that during the summer months there are an increased amount of outdoor and transportation activities leading to more hospital visits. Additionally, more frequent vacation time taken by our customers’ radiologists results in increased reads performed by our independent contractor physicians. We expect this seasonality with respect to our revenues to continue, although we believe the current economic downturn has caused the impact from seasonality to be less than in previous years and may continue to do so in the future. As a result, our seasonal fluctuations are more difficult to predict, and our performance could fall short of quarterly expectations.
     Our revenues are also affected by fluctuations in the price per read charged to the customers to whom we provide service. We have seen an increased amount of pricing pressure from competition in our marketplace and we expect these declines in price to continue for the near future. The majority of declines in per read pricing have been associated with preliminary reads, specifically CT and plain film reads. During the three months ended September 30, 2009, our revenues were also affected by a shift in mix between CT reads and plain film reads, resulting in plain film reads increasing as a percentage of total reads. We expect this trend to continue in the near term. During the nine months ended September 30, 2009, changes in mix were not a significant factor in the overall decrease in average price per read.
     More recently, our customers have been impacted by the economic downturn, which we believe resulted in a decrease in hospital emergency department visits during the second half of 2008. We believe this trend has continued during 2009, impacting our imaging volumes. We are unable to fully predict what impact a continued economic downturn will have on our customers and our business, or when general economic conditions will improve.
Key Revenue Metrics

	September 30,
	2009	% change	2008	% change
Customers	658	9.5%	601	31.5%
Facilities	1,154	18.0%	978	24.3%
Percentage of U.S. hospitals served	18.6%		15.4%

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Reads	702,323	600,386	1,980,745	1,609,274

Same site volume growth(1)	6.2%	0.8%	3.5%	6.9%

Percentage of read revenue from:
Final reads	28.1%	23.6%	27.5%	22.8%
Preliminary reads	71.9%	76.4%	72.5%	77.2%

Year-over-year change in price per read	(6.9%)	(5.0%)	(5.8%)	(4.8%)

(1)	Same site volume growth measures the percentage increase in the number of reads over the comparable prior year period generated by a facility that has been under contract for at least three months at the beginning of the measurement period and remains a customer throughout that period.

Operating Costs and Expenses
     Our operating costs and expenses consist primarily of professional services and sales, general and administrative expenses.
     Professional Services Expense. Our professional services expense is comprised of the following:
•	Physician Cash Compensation Expense. Physician cash compensation expense includes the fees paid to our independent contractor physicians for providing diagnostic interpretation services to our customers. We compensate our independent contractor physicians using a formula that includes a base level of compensation plus additional amounts for the number and type of reads performed. We recognize physician cash compensation expense in the month in which our independent contractor physicians perform the reads for our customers. Physician cash compensation expense also includes amounts paid for quality assurance services. Since our inception, our physician cash compensation expense has increased each year as we have added more independent contractor physicians to fulfill the increased demand for our services as our business and customer base has grown. However, physician cash compensation expense as a percentage of revenue has decreased primarily from an increased efficiency driven by continuing advancements of both our distributed network infrastructure and our physician support services. This increased efficiency has been, and may continue to be, offset, in part, by increases in newly engaged independent contractor physicians, specifically the costs associated with the typical 90- to 180-day period during which newly engaged independent contractor physicians obtain necessary state licenses and hospital credentials.

•	Physician Stock-Based Compensation Expense. We record stock-based compensation expense in connection with any equity awards to our independent contractor physicians. Physician stock-based compensation expense is a non-cash expense that fluctuates based upon the fair value of our common stock underlying the awards at the close of each reporting period. As such, we may record additional expense or income based on fluctuations in that value. Our physician stock-based compensation expense may also increase in future periods if we issue additional equity awards to our independent contractor physicians.

•	Medical Malpractice Liability Expense. Medical malpractice liability expense consists primarily of incurred but not reported, or IBNR, loss reserves, claims-made loss development reserves related to our self-insured retention and premiums paid for third-party medical malpractice insurance. We recognize loss development and IBNR loss reserves based on actuarial analyses performed during the policy term, and amortize medical malpractice liability insurance premiums over the term of the policy to which they relate. Our medical malpractice liability expense has increased as a percentage of revenues due to the establishment of loss development and IBNR loss reserves.
Key Professional Service Metrics

	As of September 30,
	2009	2008

Radiologists providing services	140	134

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Average diagnostic cash compensation per read	$19.31	$21.25	$19.52	$21.41

     Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of employee compensation expense, sales and marketing expense, information technology expense, the costs associated with the licensing and credentialing of our independent contractor physicians and the costs associated with maintaining our facilities. Our sales, general and administrative expenses have increased each year since our inception as a result of increased employee compensation expenses, including stock-based compensation, and costs associated with the development and maintenance of our expanding business, such as information technology and facility costs.
Results of Operations
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Physician cash compensation expense	43.0	44.5	42.9	44.6
Physician stock-based compensation expense (income)	1.2	(1.5)	0.7	(1.3)
Medical malpractice liability expense	4.1	1.4	4.3	1.6

Total professional services	48.3	44.4	47.9	44.9
Sales, general and administrative	30.6	33.1	34.4	35.4
Depreciation and amortization	5.8	4.4	5.5	4.3

Total operating costs and expenses	84.7	81.9	87.8	84.6

Operating income	15.3	18.1	12.2	15.4
Total other income	0.2	0.6	0.2	0.6
Income tax expense	5.9	6.4	4.9	6.3

Net income	9.6	12.3	7.5	9.7
Non-controlling interest (income) expense (1)	—	—	—	—

Net income attributable to Virtual Radiologic Corporation	9.6%	12.3%	7.5%	9.7%

(1)	Non-controlling interest (income) expense for the three and nine months ended September 30, 2009 and 2008 represents less than 0.1% as a percentage of revenue.
Comparison of the Three and Nine Months Ended September 30, 2009 and September 30, 2008
Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	In Dollars	Percentage	2009	2008	In Dollars	Percentage
	(dollars in thousands)
Revenue from reads	$30,936	$28,653	$2,283	8.0%	$89,085	$77,215	$11,870	15.4%
Other revenue	702	372	330	88.7	1,706	1,051	655	62.3

Total revenue	$31,638	$29,025	$2,613	9.0	$90,791	$78,266	$12,525	16.0

     The 9.0% and 16.0% increases in total revenue for the three and nine month periods ended September 30, 2009 over the same periods in 2008 resulted primarily from an increase in the number of customers to whom we provided services and increased volume from existing customers. The number of customers to whom we provided services increased to 658 as of September 30, 2009, from 601 as of September 30, 2008. The number of medical facilities to whom we provide services increased to 1,154 as of September 30, 2009, from 978 as of September 30, 2008. Same site volume growth was 6.2% and 3.5% for the three and nine months ended September 30, 2009, compared to 0.8% and 6.9% for the same periods in 2008. These increases were partially offset by declines in our average price per read of 6.9% and 5.8% during the three and nine month periods ended September 30, 2009.

Operating Costs and Expenses
     Professional Services

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	In Dollars	Percentage	2009	2008	In Dollars	Percentage
	(dollars in thousands)
Physician cash compensation expense	$13,617	$12,908	$709	5.5%	$38,909	$34,933	$3,976	11.4%
Physician stock-based compensation expense (income)	369	(419)	788	188.1	653	(978)	1,631	166.8
Medical malpractice liability expense	1,307	410	897	218.8	3,893	1,221	2,672	218.8

Total professional services	$15,293	$12,899	$2,394	18.6	$43,455	$35,176	$8,279	23.5

     Physician cash compensation expense increased primarily as a result of additional independent contractor physicians providing services and an increase in read volume during the three and nine month periods ended September 30, 2009 over the same periods in 2008. As of September 30, 2009, the number of independent contractor physicians providing services increased 4.5% to 140 compared to 134 for the same period in 2008. Increases in reads during the three and nine month periods ended September 30, 2009 over the same periods in 2008 were 17.0% and 23.1%, respectively. Medical malpractice liability expense increased primarily due to the recognition of additional actuarially-based loss development and IBNR loss reserves during the three and nine months ended September 30, 2009. The increase in non-cash physician stock-based compensation resulted primarily from an increase in the value of our common stock during the three and nine months ended September 30, 2009.
     The decreases in physician cash compensation expense as a percentage of revenue and average cash compensation per read resulted primarily from increased efficiencies driven by continuing advancements in both our distributed network infrastructure and our physician support services.
     Sales, General and Administrative

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	In Dollars	Percentage	2009	2008	In Dollars	Percentage
	(dollars in thousands)
Sales, general and administrative	$9,679	$9,600	$79	0.8%	$31,271	$27,667	$3,604	13.0%
     The 0.8% increase in sales, general and administrative expenses during the three months ended September 30, 2009, compared to the same period in 2008 included increases in employee compensation expenses and facility costs totaling $590,000, which were largely offset by decreases in specific claims reserves and software transactional costs of $350,000 and $170,000, respectively. The decrease in specific claims reserves resulted from a charge for our deductible due to adverse developments on a medical malpractice claim that occurred during the three months ended September 30, 2008 compared to no charges for specific claims reserves during the same period in 2009.
     The 13.0% increase in sales, general and administrative expenses during the nine months ended September 30, 2009, compared to the same period in 2008 included a $2.2 million increase in employee compensation expenses, a $1.0 million increase in facility costs and a one-time charge of $420,000 related to the transition of our former Chairman. Facility costs increased approximately $800,000, primarily from additional costs associated with rent and utilities on our headquarters facility, and an additional $200,000 from a charge associated with the abandonment of our leases in Minnetonka, MN and Mountain View, CA. Partially offsetting these increases was a decrease of approximately $197,000 in physician licensing and credentialing expenses, primarily due to the timing of the initial licensing and credentialing process associated with engaging our independent contractor physicians.
     Depreciation and Amortization
     Depreciation and amortization expense increased 38.5%, from $1.3 million for the three months ended September 30, 2008 to $1.8 million for the same period in 2009 and 47.1%, from $3.4 million for the nine months ended September 30, 2008 to $5.0 million for the same period in 2009. These increases were due primarily to additional technology equipment purchased for our operations and the amortization of customer relationship and non-compete intangible assets acquired from the purchase of Diagna in April 2008. Depreciation and amortization expense as a percentage of revenue was 5.8% and 4.4% for the three months ended September 30, 2009 and 2008, respectively, and 5.5% and 4.3% for the nine months ended September 30, 2009 and 2008, respectively.
     Income Tax Expense
     Income tax expense was $1.9 million for the three months ended September 30, 2008 and September 30, 2009, and decreased from $4.9 million for the nine months ended September 30, 2008 to $4.4 million for the same period in 2009. These decreases were a result of lower pre-tax income for vRad of approximately $4.3 million for the three months ended September 30, 2009 compared to approximately $5.8 million for the same period in 2008, and approximately $9.2 million for the nine months ended September 30, 2009 compared to approximately $13.6 million for the same period in 2008. Partially offsetting these decreases was the impact of VRP’s election to be taxed as a corporation and not as a partnership, which was effective January 1, 2009. These factors resulted in effective tax rates of 38.2% for the three months ended September 30, 2009, compared to 34.3% for the same period in 2008, and 39.3% for the nine months ended September 30, 2009 compared to 39.5% for the same period in 2008.
Liquidity and Capital Resources
     Cash, Cash Equivalents and Short-Term Investments
     Our financial position included cash and cash equivalents of $47.6 million and $27.8 million as of September 30, 2009 and 2008, respectively. As of September 30, 2008, we had short-term investments totaling $7.0 million, which consisted of a certificate of deposit, or CD. During the fourth quarter of 2008, we redeemed this CD and purchased two additional CDs, both of which matured during the nine months ended September 30, 2009, resulting in total proceeds of approximately $10.1 million. The funds were reinvested in money market accounts which are included in cash and cash equivalents on the consolidated balance sheet as of September 30, 2009. We have historically funded our operations from cash flows generated from our operating activities, from the sale of our stock, and to a lesser extent on a historical basis, from borrowings under our previous credit facilities.
     The reported changes in cash and cash equivalents for the nine months ended September 30, 2009 and 2008 are summarized below:

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$23,697	$12,323
Net cash provided by (used in) investing activities	3,809	(19,793)
Net cash provided by financing activities	872	1,738

Net increase (decrease) in cash and cash equivalents	$28,378	$(5,732)

     Cash Flows from Operating Activities
     For the nine months ended September 30, 2009, we generated $23.7 million of net cash from operating activities, from net income of $6.8 million. Net cash from operating activities during this period included cash inflows of $3.1 million resulting from a net increase in accrued expenses related primarily to accrued compensation and professional service expenses. Additional cash inflows from operations included a $1.9 million decrease in prepaid expenses and other current assets, primarily from the amortization of prepaid medical liability insurance premiums and the receipt of a tenant improvement allowance for our headquarter facility. These cash inflows were partially offset by cash outflows of $2.1 million related to a net increase in accounts receivable generated from growth in revenue during the period. In addition, we had non-cash charges of $5.0 million for depreciation and amortization, $3.2 million for medical malpractice loss reserves, $2.5 million for stock-based compensation and $1.4 million for the provision of doubtful accounts and sales allowances during the nine months ended September 30, 2009.

     For the nine months ended September 30, 2008, we generated $12.3 million of net cash from operating activities, from net income of $7.6 million. Net cash from operating activities during this period included cash inflows of $2.2 million from decreases in prepaid expenses and other current assets, primarily from the amortization of prepaid medical liability insurance premiums, a decrease in current taxes receivable and $1.6 million from net increases in accrued expenses related to accrued professional services expense. These inflows were partially offset by cash outflows of $4.1 million from a net increase in accounts receivable, generated from growth in our business. In addition, we had non-cash charges of $3.4 million for depreciation and amortization and $1.1 million of employee stock-based compensation.
     Cash Flows from Investing Activities
     Net cash provided by investing activities was $3.8 million for the nine months ended September 30, 2009, resulting from $10.1 million of proceeds associated with the redemption of our certificates of deposit during the third quarter of 2009. Offsetting this cash inflow were cash outflows of $5.3 million in capital expenditures associated primarily with our headquarters facility and the continued investment in our information technology infrastructure and $1.1 million resulting from increases in restricted cash related to a security deposit for the lease of our headquarters facility and a letter of credit for the establishment of VPIL.
     Net cash used in investing activities was $19.8 million for the nine months ended September 30, 2008. This was primarily associated with outflows of $6.5 million for the acquisition of Diagna, $7.0 million for the purchase of a short-term investment and $6.2 million in capital expenditures associated with purchases of equipment and continued investment in our information technology infrastructure.
     Cash Flows from Financing Activities
     Net cash provided by financing activities was $872,000 for the nine months ended September 30, 2009 and included retained cash of $2.1 million from tax benefits generated by the disqualified disposition of stock options, partially offset by repurchases of our common stock totaling $1.3 million.
     Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2008. This included retained cash of $3.7 million from tax benefits generated by the disqualified disposition of stock options during the period, and was offset by repurchases of our common stock totaling $1.9 million.
     Future Liquidity Requirements
     We believe that our cash balances and the expected cash flow from our operations will be sufficient to fund our operating activities, working capital and capital expenditure requirements for the foreseeable future. We expect our long-term liquidity needs to consist primarily of working capital and capital expenditure requirements, as well as potential investments in, or acquisitions of, complementary businesses, services or technology. We intend to fund these long-term liquidity needs from cash generated from operations along with cash generated by potential future financing transactions. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent that existing cash and cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Potential investments or acquisitions could also require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result.

Contractual Obligations and Commitments
     On December 7, 2007, we entered into an agreement to lease approximately 82,000 square feet of space in Eden Prairie, Minnesota, to consolidate our corporate headquarters. The lease commenced on March 2, 2009 and expires on August 31, 2019. In conjunction with the lease, we were entitled to a tenant improvement allowance of approximately $2.7 million, and upon commencement of the lease, we recorded the allowance in leasehold improvements and deferred tenant lease allowance. The amounts for leasehold improvements and deferred tenant lease allowance are included in property, plant and equipment, net and deferred tenant lease allowance, respectively on the consolidated balance sheet as of September 30, 2009. In addition, the lease arrangement contains a rent escalation clause and the related lease expenses are recognized on a straight-line basis over the term of the lease. Deferred rent associated with this lease in the amount of $845,000 is included in other liabilities on the consolidated balance sheet as of September 30, 2009.
     We also lease equipment under capital leases that expire in February 2013. Future minimum lease payments under these capital leases, together with the present value of minimum lease payments, as of September 30, 2009, consist of the following:

(in thousands)
2009	$11
2010	43
2011	43
2012	43
2013	3

143
Less: Amount representing interest	8

Present value of minimum lease payments	135
Less: Current portion	39

Capital lease obligations, less current portion	$96

Critical Accounting Policies & Estimates
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
     Principles of Consolidation
     We consolidate our financial results in accordance with accounting guidance on consolidations and variable interest entities, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. We have determined that the Affiliated Medical Practices are VIEs, and that vRad is the primary beneficiary of the Affiliated Medical Practices.

     The following tables show the unaudited condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, and the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2009 and 2008. The amounts reflected in the eliminations columns of the condensed consolidating financial statements represent affiliated party management and professional services fees. The following tables should be read together with our consolidated financial statements and related notes included elsewhere in this report.
Condensed Consolidating Balance Sheets
(unaudited)

	As of September 30, 2009
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
		(in thousands)
Cash and cash equivalents	$46,591	$967	$—	$47,558
Accounts receivable, net	9,574	8,558	—	18,132
Other current assets	28,750	25,908	(50,687)	3,971
Non-current assets	20,780	16	(16)	20,780

Total assets	$105,695	$35,449	$(50,703)	$90,441

Current liabilities	$21,912	$42,391	$(50,687)	$13,616
Non-current liabilities	10,132	—	(16)	10,116

Total liabilities	32,044	42,391	(50,703)	23,732
Stockholders’ equity (deficiency)	73,651	(6,942)	—	66,709

Total liabilities and stockholders’ equity	$105,695	$35,449	$(50,703)	$90,441

	As of December 31, 2008
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
		(in thousands)
Cash and cash equivalents	$17,399	$1,781	$—	$19,180
Short-term investments	10,136	—	—	10,136
Accounts receivable, net	8,842	8,541	—	17,383
Other current assets	20,677	8,223	(24,074)	4,826
Non-current assets	19,292	16	168	19,476

Total assets	$76,346	$18,561	$(23,906)	$71,001

Current liabilities	$8,595	$26,566	$(24,074)	$11,087
Non-current liabilities	3,229	—	168	3,397

Total liabilities	11,824	26,566	(23,906)	14,484
Stockholders’ equity (deficiency)	64,522	(8,005)	—	56,517

Total liabilities and stockholders’ equity	$76,346	$18,561	$(23,906)	$71,001

Condensed Consolidating Statements of Operations
(unaudited)

	Three Months Ended September 30, 2009
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$24,426	$28,087	$(20,875)	$31,638
Operating costs and expenses	19,998	27,668	(20,875)	26,791

Operating income	4,428	419	—	4,847
Other income	52	1	—	53

Income before income tax expense	4,480	420	—	4,900
Income tax expense	1,773	101	—	1,874
Non-controlling interest income	—	—	(4)	(4)

Net income attributable to vRad	$2,707	$319	$4	$3,030

	Three Months Ended September 30, 2008
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$22,285	$26,291	$(19,551)	$29,025
Operating costs and expenses	16,761	26,575	(19,551)	23,785

Operating income (loss)	5,524	(284)	—	5,240
Other income	185	—	—	185

Income (loss) before income tax expense	5,709	(284)	—	5,425
Income tax expense	1,858	1	—	1,859
Non-controlling interest expense	—	—	2	2

Net income (loss) attributable to vRad	$3,851	$(285)	$(2)	$3,564

	Nine Months Ended September 30, 2009
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$69,646	$81,986	$(60,841)	$90,791
Operating costs and expenses	60,213	80,346	(60,841)	79,718

Operating income	9,433	1,640	—	11,073
Other income	151	1	—	152

Income before income tax expense	9,584	1,641	—	11,225
Income tax expense	3,840	577	—	4,417

Net income attributable to vRad	$5,744	$1,064	$—	$6,808

	Nine Months Ended September 30, 2008
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$60,429	$70,138	$(52,301)	$78,266
Operating costs and expenses	47,518	70,983	(52,301)	66,200

Operating income (loss)	12,911	(845)	—	12,066
Other income	450	—	—	450

Income (loss) before income tax expense	13,361	(845)	—	12,516
Income tax expense	4,936	6	—	4,942
Non-controlling interest expense	—	—	10	10

Net income (loss) attributable to vRad	$8,425	$(851)	$(10)	$7,564

     Revenue Recognition and Accounts Receivable
     We generate substantially all of our revenue from the radiology services that we provide to our customers. We provide these services pursuant to contracts that have a one or two-year initial term and automatically renew for successive one-year terms unless terminated by the customer or by us. The amount that we charge for our radiology services varies by customer and is based upon a number of factors, including the hours of coverage, the number of reads, whether the reads are preliminary reads or final reads, and the technical and administrative services provided. These services are billed to our customers with whom we contract directly. Revenues are recognized when delivery of a service is completed by our independent contractor physicians and collectability is reasonably assured.
     We also bill third-party payers such as Medicare, Medicaid, private insurance and/or patients under agreements with a small number of our customers. Services for which we submit billings directly to third-party payers are coded for reimbursement based upon the specific services provided, and patients are responsible for any remaining deductibles or coinsurance. Revenue is recorded for these services based on the anticipated reimbursement, net of any contractual adjustments and/or allowance for denied claims. Revenue related to these services is recognized when delivery of a service is completed by our independent contractor physicians and collectability is reasonably assured.
     We maintain an allowance for doubtful accounts, which is comprised of specific reserves and a general reserve for potentially uncollectable amounts based on our historical bad debts. In determining the amount of the specific reserve, we review the accounts receivable for customers who are past due to identify specific customers with known disputes or collectability issues. We make judgments about their creditworthiness based on collections information available to us and historical payment performance. We also maintain a sales allowance to reserve for potential credits issued to customers. The amount of the reserve is determined based on historical credits issued.
     For services which are billed directly to patients, we maintain a general allowance for doubtful accounts for potentially uncollectable amounts based on historical industry collection rates. In establishing this reserve we review the accounts receivable for patients who are past due to identify specific customers with known disputes or collectability issues. We make judgments about their creditworthiness based on collections information available to us and historical payment performance.
     Stock-Based Compensation
     Stock-based compensation costs associated with the issuance of stock options are estimated using the fair value of the award, as calculated using a Black-Scholes option-pricing model, and are recognized as expense over the requisite service period. The Black-Scholes model utilizes various assumptions that require significant judgment, including volatility, forfeiture rates and expected option term. Stock-based compensation costs related to the issuance of restricted stock awards are based on the fair value of our common stock on the date the restricted stock awards are issued. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in future periods from what is recorded in the current period.
     Physician Stock-Based Compensation. We calculate the stock-based compensation expense associated with the issuance of stock options by determining the then current fair value of the award using a Black-Scholes model at the date of grant and at the end of each subsequent financial reporting period thereafter. Stock-based compensation costs related to the issuance of restricted stock awards are based on the fair value of our common stock on the date the restricted stock awards are issued and at each subsequent financial reporting period thereafter. Physician stock-based compensation expense is included in professional services expense.
     Employee Stock-Based Compensation. We calculate the stock-based compensation expense associated with employee and director awards granted prior to January 1, 2006 using the intrinsic value method. For awards granted on or after January 1, 2006, we calculate the stock-based compensation expense relating to the issuance of stock options based on the fair value using a Black-Scholes model. Stock-based compensation costs related to the issuance of restricted stock awards are based on the fair value of our common stock on the date the restricted stock awards are issued. Employee stock-based compensation expense is included in sales, general and administrative expense.
     Medical Malpractice Loss Reserves
     We maintain professional liability insurance policies with a third-party insurer on a claims-made basis, subject to a self-insured retention, deductibles, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is insured by VPIL, our wholly-owned captive insurance subsidiary. We record liabilities for specific case reserves, claims made loss development reserves and claims incurred but not reported reserves based on specific case analysis and an actuarial valuation using industry data and our historical loss patterns. Insurance liabilities are necessarily based on estimates, including claim frequency and severity. An inherent assumption in such estimates is that industry data and our historical loss patterns can be used to predict future loss patterns with reasonable accuracy. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from current estimates.
     Intangible Assets and Goodwill
     We record acquired assets, including identifiable intangible assets and liabilities, at their respective fair values, recording goodwill as the excess of cost over the fair value of the net assets acquired. The values assigned to identifiable intangible assets are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers. These methodologies and techniques utilize various assumptions that require significant judgment, including an estimation of the future cash flows of identifiable intangible assets and the discounting of cash flows to their present value utilizing an appropriate risk-adjusted rate of return, or discount rate. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods.
     We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of potential impairment of our intangible assets or that may warrant a revision to the remaining periods of amortization. If impairment indicators are identified with respect to our intangible assets, we then test for impairment using undiscounted cash flows to determine fair value. If such tests indicate impairment, we then measure the impairment as the difference between the carrying value of the asset and the fair value of the asset.
     We test our goodwill for impairment at least annually (during the second quarter) or more frequently if impairment indicators are identified. We test for goodwill impairment based on our single operating segment and reporting unit structure. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. Quoted market prices in active markets are used as the basis of our measurement in estimating the fair value of our reporting unit. The results of the annual impairment test performed as of June 30, 2009 indicated the fair value of the reporting unit exceeded its carrying value and therefore our goodwill was not impaired. Accordingly, we were not required to complete the second step of the goodwill impairment test. During the quarter ended September 30, 2009, we determined that no events or changes in circumstances indicated potential impairment.

     Income Taxes
     We recognize income taxes under the asset and liability method. As such, deferred taxes are based on temporary differences, if any, between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred taxes are determined using the enacted tax rates that are expected to apply when the temporary differences reverse. Income tax expense is based on taxes payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
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
     As previously noted, we consolidate our financial results in accordance with GAAP. For income tax purposes, however, we are not considered a consolidated entity. As a result, income generated by the Affiliated Medical Practices, as well as any losses they are able to fund, are excluded from vRad’s calculation of income tax liability. In addition, losses generated by the Affiliated Medical Practices that are funded by vRad result in temporary differences between vRad’s book and tax bases of accounting. These temporary differences will reverse in future periods to the extent those losses are able to be recovered by vRad.
     vRad and VRP’s 2006 federal income tax returns recently underwent examination by the Internal Revenue Service, or IRS. During the quarter ended June 30, 2009, vRad received notice from the IRS that the examination of vRad’s 2006 federal income tax return was closed without adjustment. In addition, subsequent to the quarter ended September 30, 2009, VRP received notice from the IRS that the examination of VRP’s 2006 federal income tax return was closed without adjustment. In conjunction with their audit of VRP’s 2006 federal income tax return, the IRS is also examining the 2006 quarterly employment tax returns of VRP. The examination of VRP’s quarterly employment tax returns is ongoing and we continue to work with the IRS to expedite the conclusion of this examination. At this time we do not believe the results of this examination will have a material adverse effect on us; however, the timing and results of any final determination remain uncertain and any adverse determination from the IRS could have a material effect on our consolidated financial position, results of operations, and/or cash flows.
     Effective January 1, 2009, the owners of VRP made the election with the IRS to have VRP taxed as a corporation. Prior to that date, VRP was taxed as a partnership.
     Recent Accounting Pronouncements
     On January 1, 2009, we adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The new guidance was effective for certain of our financial assets and liabilities on January 1, 2009 (see Note 3 to our consolidated financial statements). For non-financial assets and liabilities, the effective date of this guidance for us is January 1, 2010. We believe that the adoption of the new guidance applicable to non-financial assets and liabilities will not have a material effect on our consolidated financial position, results of operations or cash flows.
     On January 1, 2009, we adopted new accounting guidance on non-controlling interests in consolidated financial statements which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Additionally, the new guidance requires disclosure on the face of the consolidated income statement of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The presentation and disclosure requirements of the new guidance have been applied retrospectively for prior periods presented. Accordingly, we have classified non-controlling interests as part of total stockholders’ equity on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as of September 30, 2009 and December 31, 2008. In addition, we have classified non-controlling interest expense after net income to arrive at net income attributable to Virtual Radiologic Corporation on the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008. Prior to the adoption of this guidance, we recorded non-controlling interests as a liability on our consolidated balance sheets and non-controlling interest expense as a component of net income on our consolidated statements of operations. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
     On January 1, 2009, we adopted new accounting guidance amending the factors considered in developing renewal or extension assumptions for determining the useful life of a recognized intangible asset. The adoption of the guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, we adopted new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The guidance refers to these events as recognized (Type I) and non-recognized (Type II); however, it does not change existing literature regarding recognition and disclosure requirements of Type I and Type II subsequent events. The new guidance was adopted prospectively during the quarter ended June 30, 2009, with no material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued new accounting guidance establishing the Hierarchy of Generally Accepted Accounting Principles, also referred to as the Codification, which establishes two levels of GAAP; authoritative and non-authoritative. The Codification will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative guidance for SEC registrants. All previously existing accounting guidance is superseded as described in the Codification and all other non-grandfathered, non-SEC accounting literature not covered by the Codification will become non-authoritative. The guidance was effective for interim and annual reporting periods after September 15, 2009, and accordingly, we adopted the new guidance in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, and it did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued new accounting guidance which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The new guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt the guidance in the first quarter of 2010. We are currently evaluating the impact of adopting the new guidance on our consolidated financial position, results of operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Foreign Currency Exchange Risk
     As of September 30, 2009, we did not have significant exposure to foreign currency exchange rates, as substantially all of our transactions are denominated in U.S. dollars. VRL’s functional currency is the British pound; however, as of and for the three and nine months ended September 30, 2009, VRL’s operations were not significant and did not have a material impact on our consolidated financial position, results of operations or cash flows.
Interest Rate Market Risk
     Our cash is invested in commercial paper, demand deposit accounts and certificates of deposit denominated in U.S. dollars. The carrying value of our cash, restricted cash, short-term investments, accounts receivable, other current assets, trade accounts payable, accrued expenses and customer security deposits approximate fair value because of the short period of time to their maturity.
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

PART II — Other Information
ITEM 1. Legal Proceedings
     We are from time to time subject to, and are presently involved in, litigation and legal proceedings arising out of the ordinary course of business, including medical malpractice claims and certain employment related matters. We believe that neither we, nor, to our knowledge, any of our affiliated radiologists, are presently a party to any litigation, the outcome of which could have a material adverse effect on us.
     We maintain professional and general liability insurance policies with third-party insurers on a claims-made basis, subject to deductibles, self-insured retention limits, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. Our self-insured retention under our professional liability insurance program is insured through VPIL, our wholly owned captive insurance subsidiary. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance.
ITEM 1A. Risk Factors
     The Company has updated the following risk factor from the risk factors previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008:
     The forthcoming potential loss of our ability to leverage our Joint Commission accreditation for credentialing and privileging purposes, or any future loss of Joint Commission accreditation could negatively impact our business and operating results.
     Our affiliated radiologists must be credentialed and privileged at each of the institutions that they serve. Although the credentialing and privileging processes of these institutions vary significantly, many Joint Commission-accredited organizations have historically relied upon the credentialing processes and privileging decisions of other Joint Commission-accredited organizations as a means of expediting credentialing and privileging, as permitted under Joint Commission rules.
     We have been a Joint Commission-accredited organization since 2004, and many of the institutions we serve rely upon our accreditation and our credentialing processes and privileging decisions in lieu of conducting their own credentialing and privileging. Over the past few years however, Centers for Medicare and Medicaid Services, or CMS, has increasingly expressed concerns regarding this reliance. In response to the CMS position, the Joint Commission has recently announced that the standards allowing this practice will expire in July 2010.
     Although we are currently involved in legislative efforts (including the Rural TECH (Telemedicine Enhancing Community Health) Act of 2009) designed to allow continued reliance on third-party credentialing and privileging pursuant to standards such as the current Joint Commission rules, the outcome of these efforts is uncertain. In light of the planned phase-out of the Joint Commission rules, we are also working with our customers and covered institutions in order to address the need for local credentialing and privileging in the event that legislative and other efforts fail to address the issue.
     The anticipation of the phase-out, and the actual phase-out, if it occurs, may adversely affect our business and operations. If the phase-out occurs, the institutions we serve may seek to credential and privilege fewer radiologists, affecting our ability to serve our customers, and could additionally cause us to incur additional credentialing expenses. Anticipation of the phase-out could also cause institutions that we serve to take similar actions. All of the foregoing could, in turn, negatively impact our financial condition and results of operations.
     To the extent reliance on third-party credentialing and privileging is permitted to continue under Joint Commission rules, any future loss of our accreditation would have similar effects.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     On March 4, 2009, vRad’s Board of Directors authorized the repurchase of up to $5.0 million of vRad’s outstanding common stock in the open market or through private transactions in accordance with Securities and Exchange Commission regulations. The repurchase plan does not have an expiration date. During the period from March 4, 2009 to September 30, 2009, vRad repurchased shares in the open market and pursuant to trading plans meeting the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934. The following table summarizes the repurchases during the quarter ended September 30, 2009:

			Total Number of
			Shares
	Total Number	Average Price	Purchased as	Maximum Value that
	of Shares	Paid per	Part of Publicly	May Yet Be Purchased
Period	Purchased	Share	Announced Plans	Under the Plan
July 1, 2009 - July 23, 2009	48,852	$9.49	48,852	$3,693,770

Total	48,852	$9.49	48,852

ITEM 6. Exhibits
     Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth below:
EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

***	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert C. Kill Robert C. Kill	President and Chief Executive Officer (Principal Executive Officer)	November 12, 2009

/s/ Leonard C. Purkis Leonard C. Purkis	Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2009