Form 10-K
period 2009-12-31
Virtual Radiologic CORP
filed 2010-02-19
CIK 1361579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $60,672,137 based on the closing sale price of such shares on the Nasdaq Global Market on such date.

As of February 16, 2010, 15,955,056 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

The Registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2009, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

Special Note Regarding Forward-Looking Statements

Certain statements in this annual report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, in particular, statements about our plans, objectives, strategies and prospects regarding, among other things, our business and results of operations. These statements can be identified by the use of words such as “will”, “believe”, “expect,” and “anticipate” and similar terms or expressions of future expectation. These statements involve a number of risks, uncertainties and other factors that could cause actual results, performance or achievements of Virtual Radiologic Corporation to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Statements that are not historical facts and statements of expectations or future beliefs in this annual report on Form 10-K are forward-looking statements that involve certain risks, uncertainties and assumptions including the risks set forth in Item 1A — Risk Factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by applicable law, Virtual Radiologic Corporation undertakes no duty to update these forward-looking statements due to new information or as a result of future events.

ITEM 1.	Business

Overview

Virtual Radiologic Corporation, or vRad, is a national radiology practice working in partnership with radiologists and hospitals to optimize radiology’s pivotal role in the delivery of patient care. Enabled by next-generation technology, vRad’s collaborative partnerships enhance productivity and deliver demonstrated quality outcomes that help lower the overall cost of care. vRad’s 143 affiliated radiologists serve over 1,170 facilities (approximately 19% of U.S. hospitals), reading more than 2.6 million interpretations annually with unparalleled subspecialist expertise and expedited time to diagnosis. Continually recognized for high-quality reports and industry-leading service, vRad is ranked #1 in the teleradiology services category by independent healthcare research firm KLAS and has received the Joint Commission Gold Seal of Approval each year since 2004.

We were incorporated in Minnesota in 2003 and reincorporated in Delaware in 2005. Our headquarters is located at 11995 Singletree Lane, Suite 500, Eden Prairie, Minnesota 55344, and our telephone number is (952) 595-1100.

Our Corporate Structure

vRad was formed through a merger between Virtual Radiologic Consultants, Inc., a Minnesota corporation, and Virtual Radiologic Consultants, Inc., a Delaware corporation, that was consummated on May 2, 2005. On January 1, 2006, Virtual Radiologic Consultants, Inc., a Delaware corporation and the surviving entity in the merger, changed its name to Virtual Radiologic Corporation. vRad also has two wholly-owned and consolidated subsidiaries, Virtual Radiologic Limited, or VRL, and vRad Professional Insurance Ltd., or VPIL. VRL was formed under the laws of England and Wales to facilitate the international expansion of the Company’s business. VPIL was formed as an exempted company in the Cayman Islands with limited liability to insure the Company’s self-insured retention under its medical malpractice insurance policy.

Virtual Radiologic Professionals, LLC , or VRP, is our affiliated physician-owned medical practice that contracts with independent contractor physicians for the provision of their services to fulfill customer contracts held by vRad or by the “Professional Corporations,” consisting of Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. As of December 31, 2009, each of these entities was a professional corporation with one stockholder, who was also an officer and a director of vRad and the sole equity owner of VRP. The Professional Corporations hold customer contracts in certain states to facilitate compliance with corporate practice of medicine laws in such states. VRP and the Professional Corporations are collectively referred to as the “Affiliated Medical Practices.”

Our services are provided to our customers under contracts held by vRad or one of the Professional Corporations. vRad contracts with our customers for the provision of our services in those jurisdictions in which we believe that it is lawful for a business corporation to contract for the provision of medical services. In those states in which only a physician-owned professional corporation may contract to provide medical services, the Professional Corporations contract with our customers to provide teleradiology services.

The terms “Company,” “we,” “us,” and “our” are used in this report to refer to vRad, the Affiliated Medical Practices, VRL and VPIL.

Our Services

We provide radiologic interpretations for a broad range of digital diagnostic imaging modalities, including computed tomography (CT), x-ray or plain film, magnetic resonance imaging (MRI), ultrasound, nuclear medicine and positron emission tomography (PET) through our proprietary workflow management software and radiologist reading application. Diagnostic radiology aids in the diagnosis and treatment of injuries, diseases and other medical conditions by interpreting images of the human body. We generally contract with radiology practices to provide coverage for the hospitals that are their customers; although, in some instances, we contract directly with hospitals.

Our independent contractor physicians collectively have the expertise, including subspecialty fellowship training, necessary to read all diagnostic imaging modalities, including CT, plain film, MRI, ultrasound, nuclear medicine and PET modalities. Our independent contractor physicians generally perform the reads from their home offices using a high-speed encrypted internet connection that connects them to our network, and in some cases provide on-site diagnostic and interventional radiology services.

Scope of Coverage.  We provide coverage and operations support services to our customers 24 hours a day, 365 days a year. A majority of the services that we provide are preliminary diagnostic reads performed via teleradiology during off-hours for hospital emergency rooms during evenings, nights and weekends. We also provide our customers with emergent final reads in lieu of preliminary reads, as well as final reads performed for non-emergent purposes. We assist our customers by providing them with additional capacity to meet their patient demand and additional coverage for periods when their own radiologists may be on vacation or otherwise unavailable due to illness or emergency. In some cases, we provide full radiology coverage, including both on-site and teleradiology services, to hospitals. Our independent contractor physicians also provide subspecialty capabilities that may not otherwise be available to our customers.

Preliminary and Final Reads.  A preliminary read is intended primarily to address an emergent condition, or those requiring prompt medical attention. A final read report typically contains detailed findings, including an analysis of the images with measurements of each abnormality found and a diagnosis of the condition evidenced by the images. Final reads, unlike preliminary reads, may be reimbursed by Medicare, Medicaid and other third party payers.

Turn Around Time.  The generally accepted turnaround time for emergent reads is 30 minutes, while the generally accepted turnaround time for non-emergent reads is 72 hours. We typically provide preliminary and final reads in emergent care settings within 20 minutes from receipt of order. We typically provide final reads in non-emergent cases within 24 hours from receipt of patient images.

Quality Assurance Process.  We have a Quality Assurance, or QA, process that is designed to meet “best practice” standards of the American College of Radiology. We have an established QA Committee that is directed by our Chief Medical Officer and is comprised of practicing vRad independent contractor physicians. Our QA Committee members are selected to ensure a complete cross-section of subspecialty training in all aspects of radiology. The QA Committee is responsible for providing the professional peer review function for our medical practice, including the review of all discrepancy reports from clients and the daily over read of a random selection of final interpretations.

Our Operations

Our Medical Practice

Our Independent Contractor Physicians.  As of December 31, 2009, we had 143 independent contractor physicians who were providing services for us, and an additional 8 independent contractor physicians who had entered into contracts with us but had not yet begun serving our customers. Our relationships with radiologists are structured in a manner that results in an independent contractor relationship. We typically enter into two-year professional services contracts with our independent contractor physicians that automatically renew unless terminated by either party pursuant to the terms of the agreement.

Our goal is to recruit highly qualified board-certified radiologists who are based in the United States. We schedule our recruiting to match our anticipated case study volumes, and assist our new physicians in obtaining the required state medical licenses and hospital privileges. We believe that our compensation policies are competitive with the average radiologist compensation at traditional private radiology practices and are designed to accommodate varying levels of productivity including the ability to earn performance-based compensation. We also offer our independent contractor physicians the opportunity to obtain equity ownership in vRad through our equity incentive plan. We believe our compensation model assists us in recruiting radiologists because it permits us to accommodate our independent contractor physicians’ professional practice of medicine and their personal lifestyle choices.

Licensing and Credentialing.  Our independent contractor physicians are required to hold a current license in good standing to practice medicine from each of the states in which they read and from which they receive radiologic images. In addition, our independent contractor physicians are required to have privileges at each facility from which those images originate. Licensing procedures and requirements vary according to each state’s laws and regulations governing medical licenses. We determine the appropriate licenses for each of our independent contractor physicians and aid them in complying with these various requirements. In addition, each of our physicians is privileged by VRP pursuant to a Joint Commission accredited process.

We have been a Joint Commission-accredited organization since 2004, and many of the institutions we serve have historically relied upon our accreditation and privileging decisions in lieu of conducting their own privileging. Over the past few years however, the Centers for Medicare and Medicaid Services (CMS) has increasingly expressed concerns regarding this reliance. In response to the CMS position, the Joint Commission has recently announced that the standards allowing this practice will expire in July 2010. We are working with our customers and covered facilities in order to address the need for individual facility privileging in light of the planned phase-out of the Joint Commission standards.

Our Workflow Technologies and Operations Center

Technical Infrastructure.  We have designed, implemented and maintained our technical infrastructure to be reliable, secure and scalable. We operate our production infrastructure from our secure data center locations utilizing multiple internet connections with diverse routing and redundant network, server and storage processing equipment with failover capability. We employ information technology professionals to continually monitor and maintain our systems and network and to provide technical support to our customers.

Network and Workflow Overview.  We deliver our services to our customers through a workflow process that utilizes secure public network technologies, virtual private networks, or VPNs, our web-based radiology information system, or RIS, our proprietary Picture Archiving Communication System (vRad PACS) and proprietary workflow technologies. Our network has been designed to be secure, scalable, efficient and reliable. The following is a description of our workflow process:

•	Site Implementation — In conjunction with each new customer implementation, our site-implementation engineers establish firewall permissions for customer access to our web-based RIS and configure a VPN circuit to transfer digital imaging and communications. Upon successful testing of the image transfers and order entry functions, the customer may begin to use our services.

•	Requisition of Reads — When a radiological procedure is performed, the radiology technologist at the hospital transmits the patient images to us. A corresponding order is created within our web-based RIS that is accessible on the technologist’s computer screen at the hospital.

•	Image Transmission and Assignment — Radiological images and related data are encrypted and transmitted securely at high speed over the Internet to vRad’s PACS and are assigned to an independent contractor physician that is appropriately licensed and privileged.

•	Reports and Delivery — Our independent contractor physicians are presented with orders on their work list based on aging, examine the images using vRad PACS, and report their findings utilizing a voice recognition dictation system integrated with our RIS to dictate a detailed report. When the report has been completed, the radiologist electronically signs the report, and the report is immediately posted in our RIS and is accessible at the facility for viewing. The report is also simultaneously faxed to the hospital, or, in cases in which we have established an integration into the hospital’s health information system, the report is transmitted via that integration.

Software Development.  We employ software development engineers to improve and enhance our existing workflow solutions, including development of new products and solutions that will enable us to more efficiently and effectively serve our customers. Our proprietary software and workflow solutions are subject to pending patent applications.

HIPAA Security Compliance/Disaster Recovery.  Our network architecture and technical infrastructure are designed to comply with the security rule requirements of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which regulates the activities of certain entities that use, maintain or transmit electronic health information. In accordance with the HIPAA security rule requirements, we also maintain a disaster recovery program in case of disaster or extended electrical outage at our headquarters and data center locations.

Operations Center.  We maintain a staffed operations center 24 hours a day with a comprehensive support team dedicated to maintain efficiency in the teleradiology interpretation process. The operations center staff is responsible for order management including receiving orders and images, monitoring the status of orders and turnaround times, and confirming report delivery. In addition, the operations center staff facilitates communication between our independent contractor physicians and hospital staff, and provides client technical assistance and systems monitoring.

Sales and Marketing

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

Through our marketing efforts, we seek to build customer and radiologist awareness of our brand, service offerings and value propositions and to generate qualified sales leads. We focus our marketing efforts on lead generation programs, brand awareness activities, participation in and sponsorship of radiology events and trade shows, and our external website.

Our Customers and Customer Service

We provide our services to customers pursuant to contracts that generally have a one or two-year initial term and automatically renew for successive one-year terms unless terminated by the customer or by us. The majority of our services are provided on a fee-for-service basis charged to our customer, and the amount that we charge for our radiology services varies by customer and is based upon a number of factors, including the hours of coverage, the number of reads, whether the reads are preliminary reads or final reads, and the technical and administrative services provided. For a small number of our customers, we bill Medicare, Medicaid, third party payers and patients directly for our services. Our customer contracts generally provide that we are their exclusive third-party provider of teleradiology services during the agreed upon hours of coverage.

As of December 31, 2009, we provided services to 655 customers serving 1,173 medical facilities. None of our customers represent more than 10% of our annual revenue.

Our Competition

The market for teleradiology is highly competitive, rapidly evolving and fragmented, and is subject to changing technology and market dynamics. The market has experienced, and is expected to continue to experience, competitive pricing pressure. We compete directly with both large and small-scale service providers who offer local, regional and national operations. We believe that our principal competitor is Nighthawk Radiology Holdings, Inc, a publicly-traded company.

We compete to attract and retain relationships with customers and radiologists in different ways:

•	Customers — We compete to attract and retain customers primarily through the quality of our services, the reliability of our coverage, the ability to perform preliminary and final interpretations, our ability to provide a billing solution for final reads that complies with applicable Medicare, Medicaid and third party payer requirements, the number and quality and subspecialty expertise of our independent contractor physicians and on price.

•	Radiologists — We compete to attract and retain radiologists primarily through the flexibility in lifestyle we offer, cash and equity compensation, the administrative support services we offer, our radiologist technology applications and systems, and our reputation.

Governmental Regulation and Oversight

The healthcare industry is highly regulated and we believe that healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law, and we are likely to be required to modify our operations from time to time as the business and regulatory environment changes. Although we believe that we are operating in compliance with applicable federal and state laws, many aspects of the healthcare services and radiology markets have been the subject of specific judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations. Future changes in healthcare regulation are difficult to predict and may constrain or require us to restructure our operations, which could negatively impact our business and operating results.

Physician Licensure Laws.  The practice of medicine, including the practice of radiology and teleradiology, is subject to state licensure laws, regulations and approvals. Physicians located in one state who provide professional medical services to a patient located in another state via a telemedicine system must ordinarily hold a valid license to practice medicine in both the state where the physician is located and the state in which the patient is located. We have established a system for ensuring that our independent contractor physicians are appropriately licensed under applicable state law. If we are unable to obtain proper physician licenses or hospital privileges on behalf of our independent contractor physicians, or if our independent contractor physicians lose those licenses or privileges, our business, financial condition and results of operations may be negatively impacted.

Corporate Practice of Medicine.  Generally, various state corporate practice of medicine laws prohibit anyone but a duly licensed physician from exercising control over the medical judgments or decisions rendered by another physician. Given that general prohibition, some states permit a business corporation to hold, directly or indirectly, customer contracts for the provision of medical services, including radiology and teleradiology, and to own a medical practice that provides such services, provided that only physicians exercise control over the medical judgments or decisions of other physicians. Other states, including more populous states such as New York, Illinois, Texas, California and certain others, have more specific and stringent prohibitions. In such states, not only must the individual physician be licensed, but the medical practice by whom the physician is employed or engaged as an independent contractor must itself be licensed or otherwise qualified to do business. Moreover, the laws of such states prohibit anyone but a physician who is duly licensed in such state from owning any interest in a medical practice that is incorporated or doing business in such state or the state of incorporation. Failure to comply with these laws could have material and adverse consequences, including the judicially sanctioned refusal of third party payers to pay for services rendered, the absolute right of customers to immediately repudiate the contract for services, malpractice claims against the provider, and possibly the hospital, based upon violation of a statute designed to protect the public, as well as civil or criminal penalties.

We believe that we are in compliance with the corporate practice of medicine laws in each state in which our Affiliated Medical Practices and independent contractor physicians provide medical services. Each of our Affiliated Medical Practices is duly licensed or qualified as a medical practice or foreign corporation in the states where such license or qualification is required. Each of our Affiliated Medical Practices is wholly-owned by a physician who is properly licensed in the state where such license is required. We do not exercise control over the medical judgments or decisions of our independent contractor physicians. Although we believe we are in compliance with the requirements of the corporate practice of medicine laws, these laws and their interpretations are continually evolving and may change in the future. Moreover, these laws and their interpretations are generally enforced by state courts and regulatory agencies that have broad discretion in their enforcement. If our arrangements with our Affiliated Medical Practices, our independent contractor physicians or our customers are found to violate state laws prohibiting the practice of medicine by general business corporations or fee splitting, our business, financial condition and ability to operate in those states could be adversely affected.

Fee Splitting.  Many states have also enacted laws prohibiting a physician from splitting fees derived from the practice of medicine with anyone else. We believe that the management, administrative, technical and other non-medical services we provide to each of our Affiliated Medical Practices for a service fee do not constitute fee splitting. However, these laws and their interpretations also vary from state to state and are also enforced by state courts and regulatory authorities that have broad discretion in their enforcement. If our arrangements with our independent contractor physicians or our customers are found to violate state laws prohibiting the practice of medicine by general business corporations or fee splitting, our business, financial condition and ability to operate in those states could be adversely affected.

Medicare and Medicaid Reimbursement Programs.  Professional radiology interpretation services performed from a location outside of the United States are generally not reimbursable by the Medicare program and certain state Medicaid programs. The vast majority of our independent contractor physicians are located within the United States, and are therefore generally eligible to submit to Medicare and state Medicaid programs for reimbursement for services performed. Since Medicare and state Medicaid programs will only reimburse for a final read, none of the preliminary reads that are provided by our independent contractor physicians are reimbursable. Instead, we derive our revenue from these reads from the service fees paid to us or our Professional Corporations by our customers and from the management fees paid to us by our Affiliated Medical Practices. Where our independent contractor physicians provide final reads that are reimbursable under these programs, our business model generally provides that we are still paid service fees by our customer who accepts reassignment and bears the risk of loss of reimbursement. As a result, the service fees for a majority of our final reads do not fluctuate or change based solely on changes in Medicare or Medicaid reimbursement levels. For a small number of our customers, however, we bill Medicare and Medicaid directly.

Medicare reimbursement rules generally provide that the proper Medicare carrier to pay physician claims is the Medicare carrier for the region in which the physician or practice providing the service is located rather than the Medicare carrier for the region in which the patient receiving the services is located. For most of our final reads provided via teleradiology, our independent contractor physician interpreting the study is located in a Medicare region that is different from the Medicare region in which the patient and treating hospital are located. Some insurers (notably members of the Blue Cross and Blue Shield Association) have similar jurisdictional billing rules based upon the location of the reading radiologist. To address these situations, we provide our fee-for-service finals customers with a compliant billing solution for an administrative fee. This billing solution also enables us to bill these payers directly.

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

Federal and State Anti-kickback Prohibitions.  Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or with the purpose to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or with the purpose to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce, the referral of patients to private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from participating in federal or state healthcare programs. We believe that we are operating in compliance with applicable federal and state anti-kickback laws and that our contractual arrangements with our customers are structured in a manner that is compliant with such laws. However, any finding that we have violated such laws would adversely affect our business, operations or financial condition.

Physician Self-Referral Prohibitions.  The federal physician self-referral statute, known as the “Stark” statute, prohibits a physician from making a referral for certain designated health services, including radiology services, to any entity with which the physician has a financial relationship, unless there is an exception in the statute that allows the referral. The entity that receives a prohibited referral from a physician may not submit a bill to Medicare for that service. Federal courts have ruled that a violation of the Stark statute, as well as a violation of the federal anti-kickback law described above, can serve as the basis for a Federal False Claims Act suit. Many state laws prohibit physician referrals to entities with which the physician has a financial interest, or require that the physician provide the patient notice of the physician’s financial relationship before making the referral. Violation of the Stark statute can result in substantial civil penalties for both the referring physician and any entity that submits a claim for a healthcare service made pursuant to a prohibited referral. We believe that all of our customer arrangements are in compliance with the Stark statute. However, future interpretations of these laws or findings that our business practices violate these laws could adversely affect our business and operations.

Medicare Anti-Markup Rule.  The anti-markup rules are generally applicable where a physician or other supplier bills for the technical component or professional component of a diagnostic test that was ordered by the physician or other supplier (or ordered by a party related to such physician or other supplier through common ownership or control), and the diagnostic test is performed by a physician that does not share a practice with the billing physician or other supplier. If the anti-markup rule applies to a diagnostic test, then the reimbursement provided by Medicare to a billing physician or other supplier for that transaction may be limited. Because our independent contractor physicians do not order diagnostic tests, and no party under common control with either us or our Affiliated Medical Practices orders diagnostic tests, we believe that the anti-markup rule does not apply to the professional services our independent contractor physicians perform. However, this rule could be subject to an interpretation that affects the amounts either we or our customers may be reimbursed by Medicare for professional diagnostic interpretations.

Health Insurance Portability and Accountability Act of 1996.  HIPAA made changes to increase and expand the penalties for knowingly defrauding any aspect of the public’s health care system. In addition, it directed the promulgation of administrative regulations establishing national standards for the transmission of electronic health information and national standards for the protection of the privacy and security of patient health information. HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with individuals or entities that have been excluded from participation in the Medicare or Medicaid programs. We perform background checks on our independent contractor physicians and we do not believe that we engage or contract with any excluded individuals or entities. However, a finding that we have violated this provision of HIPAA could have a material adverse effect on our business and financial condition.

HIPAA also establishes several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payers of healthcare services. These provisions are intended to punish some of the same conduct in the submission of claims to private payers as the Federal False Claims Act covers in connection with governmental health programs. We believe that our services have not historically been provided in a way that would place either our clients or ourselves at risk of violating the HIPAA anti-fraud statutes, including those in which we may be considered to receive an indirect reimbursement because of the reassignment by us to our customers of the right to collect for final reads. We have entered into agreements and, may in the future enter into agreements with hospitals that are subject to an integrity order by the U.S. Department of Health and Human Services Office of the Inspector General, or HHS-OIG, that requires the hospital to ensure that each subcontractor to the hospital fully complies with HIPAA’s anti-fraud provisions and the terms of the integrity order, including written policies and procedures assuring compliance, and subjects each subcontractor to audit at the determination of the HHS-OIG. We could be vulnerable to prosecution under these statutes if any of our customers deliberately or recklessly submits claims that contain false, misleading or incomplete information.

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

The administrative simplification provisions of HIPAA directed the federal government to adopt national electronic standards for automated transfer of certain healthcare data among healthcare payers, plans and providers. HIPAA’s transaction and code set standards are designed to enable the entire healthcare industry to communicate electronic data using a single set of standards. HIPAA’s administrative simplification provisions also regulate the protection of the privacy of a patient’s health information and the security standards that must be followed to protect the integrity and privacy of a patient’s electronic health information. We are a “covered entity” under HIPAA and, as such, we must operate in compliance with the electronic transaction and code set standards, privacy standards and security standards. We are also a “business associate” under HIPAA because we perform services for or on behalf of other covered entities. We have developed policies, procedures and systems for handling patient health information that we believe are in compliance with the electronic transaction and code set standards, privacy standards and security standards of HIPAA. However, any future non-compliance with HIPAA or state or federal regulations concerning the privacy and security of patient information may adversely affect our business, financial condition or operations.

Enactment in February 2009 of the Health Information Technology for Economic and Clinical Health (HITECH) Act, which was part of the American Recovery and Reinvestment Act of 2009, created federal notification requirements for security breaches of a patient’s protected health information and substantially increased the civil and criminal enforcement and penalty provisions of HIPAA for violations of the privacy and security rules. The HITECH Act empowers state attorneys general to bring civil actions in federal court if they have reason to believe that “one or more of the residents of that State has been or is threatened or adversely affected” by a violator; the state can seek injunctive relief or statutory damages as well as attorneys’ fees. Expansion of enforcement rights to state attorneys general may subject “covered entities” and “business associates” to more extensive scrutiny. The HITECH Act also significantly increases the existing civil monetary penalties for each violation. Civil penalties now generally range from a minimum of $100 to $50,000 per violation, with a cap of $1.5 million for all violations of a single requirement in a calendar year. The severity of the penalties increases based upon the cause of the violation and the violator’s level of knowledge regarding the violation.

Federal Deficit Reduction Act of 2005.  The Federal Deficit Reduction Act of 2005, or the DRA, requires medical providers receiving more than $5.0 million in annual Medicaid payments from a specific state to establish certain written policies to be disseminated to that provider’s employees, contractors and agents. The written policies required by the DRA include information about the Federal False Claims Act, administrative remedies under the Program Fraud Civil Remedies Act, state and local laws regarding false claims for those localities in which the practice operates, and the protections given to whistleblowers under such laws. We believe that we are not currently subject to the informational and educational mandates of the DRA because we do not now receive more than the requisite amount of Medicaid payments from any state. However, we believe that we will be able to efficiently comply with the DRA’s requirements in the event that the DRA becomes applicable to us.

Medical Device Regulation.  Our vRad PACS is a medical device subject to regulation by the United States Food and Drug Administration, or FDA. Under the Federal Food, Drug, and Cosmetic Act, the FDA regulates the design control, development, manufacturing, labeling, record keeping and surveillance procedures for medical devices. Medical devices and their manufacturers are also subject to inspection by the FDA.

We have received clearance from the FDA to utilize and market vRad PACS under a premarket notification, or “510(k)” demonstrating that the software is “substantially equivalent” to a predicate system legally marketed in the United States. Although vRad PACS has received 510(k) clearance, any modification that could significantly affect its safety or effectiveness will require a new 510(k) clearance. The FDA may review our determinations and evaluate the regulatory status of any modifications at any time.

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

Intellectual Property

Our principal intellectual property assets include our brand, our vRad PACS image management software, our proprietary workflow and business processes and our proprietary software technology. We rely on trade secret and unfair competition laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect these assets. As of December 31, 2009, we have filed seven provisional patent applications, two utility patent applications, one PCT application, and four patent applications in foreign countries covering certain aspects of our business processes and proprietary workflow software, and we may file additional applications in the future. We have copyrights protecting our proprietary software programs and may federally register these copyrights in the future.

We enter into confidentiality and proprietary rights agreements with our employees, independent contractor physicians, consultants and other third parties, and we control access to our software, documentation and other proprietary information.

Although we utilize vRad PACS as our principal image management software, we continue to license certain image management software that we use in our workflow from Fujifilm Medical Systems U.S.A., or Fujifilm, a minority stockholder of vRad. The license agreement currently provides for a one year term that automatically renews, unless earlier terminated. Under the terms of the licensing agreement, either party may terminate the agreement for cause upon 30 days’ written notice and opportunity to cure. Fees paid under this agreement are calculated on a per read basis and vary depending on the modality of the read. Additionally, these per-read fees may be reduced if, at our option, we choose to guarantee an aggregate minimum amount of fees to Fujifilm.

Employees and Independent Contractor Physicians

As of December 31, 2009, we employed 244 full-time, part-time and seasonal employees. None of our employees are covered by labor agreements or affiliated with labor unions. As of December 31, 2009, we had 143 independent contractor physicians providing services to our customers and an additional eight independent contractor radiologists under contract but not yet providing interpretations. We consider our relationships with our employees and independent contractor physicians to be satisfactory.

Website

Our website is www.vrad.com and can be used to access investor relations material, free of charge, such as our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission, or the SEC. Our website also contains certain governance policies. The information on our website is not incorporated as a part of this report. The public can also obtain copies of these reports by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov.

ITEM 1A.	Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business, financial condition or results of operations.

The number of reads we perform may be affected by a continued general decline in economic conditions.

The willingness and ability of our customers to both enter into new services agreements with us and send reads to us under existing agreements depends on a number of factors, including broader economic conditions and perceptions of such conditions by our customers. For example, our revenues are highly dependent upon emergency department patient volumes, which can and have varied alongside general economic conditions. Generally, patients may seek to delay medical treatment as a reaction to a general downturn in the economy or a corresponding loss of employment or insurance coverage, which in turn may affect the number of scans that are available for reading by our independent contractor physicians. A continued difficult economic environment may lead to fluctuations in patient volumes and the willingness of our customer radiologists to send us reads, and a corresponding effect on our periodic operating results.

Current health care reform initiatives targeting diagnostic imaging could adversely impact our customers or the overall imaging market, resulting in an adverse impact on our business.

Current health care reform initiatives have targeted diagnostic imaging as an area for reimbursement cuts, utilization management, and other reform measures. Although the ultimate outcome of these reform efforts remains uncertain, the proposed reforms could adversely affect the overall imaging market and our customers by, among other things, reducing the growth in, or overall number of, diagnostic imaging procedures performed, and the payments to radiology groups and facilities for such procedures. While our direct exposure to these reforms is believed to be limited due to the nature of our services as primarily emergent, hospital-based interpretations and due to our business model of principally contracting with radiology groups for outsourced interpretations, reduced diagnostic imaging demand, as well as reduced reimbursement to groups and facilities that utilize our services could in turn adversely affect our business.

The industry in which we operate is highly competitive and has experienced pricing pressure, which may result in reduced revenue and reduced market share.

The market for teleradiology is intensely competitive. We expect that this intense competition will continue since barriers to entry for any licensed radiologist are not significant and the necessary technology is reasonably accessible. We compete directly with both large and small-scale service providers who offer local, regional and national operations. We believe that our principal competitor is Nighthawk Radiology Holdings, Inc., a publicly traded company. Certain of our competitors, including Nighthawk Radiology Holdings, Inc., may offer their services at a lower price, which results in pricing pressure. If we are unable to maintain our current pricing, our operating results could be negatively impacted. Moreover, pricing pressures and increased competition could result in reduced revenue and reduced profits.

In addition, if one or more of our competitors were to merge or partner with another of our competitors or if companies larger than us enter the market through internal expansion or acquisition of one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. These competitors could establish customer relationships and greater financial, technical, sales, marketing and other resources than we have, and could be able to respond more quickly to new or emerging technologies or devote greater resources to the development, promotion and sale of their services. This competition could harm our ability to sell our services, which could lead to lower prices, reduced revenue and, ultimately, reduced market share.

Our inability to effectively manage our growth could adversely affect our business and our operating results.

We continue to experience rapid growth in the scale of our business and operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We also anticipate that further growth will be required to address increases in the scope of our operations and size of our customer base. Our success will depend in part upon the ability of our current senior management team to effectively manage this growth. Our management will be required to devote considerable time to this process, which will reduce the time our management will have to implement our business and expansion plans.

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

We may in the future become involved in intellectual property rights claims, which could harm our business and operating results.

The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, third parties may infringe or misappropriate our proprietary rights and we may initiate claims or litigation against such third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

If we are unable to recruit and retain a sufficient number of qualified independent contractor physicians, our future growth would be limited and our business and operating results would be negatively impacted.

Our success is highly dependent upon the continuing ability of VRP to recruit and retain qualified radiologists to perform radiological services for us. We face competition for radiologists from other healthcare providers, including radiology practices, research and academic institutions, government entities and other organizations. The competitive demand for radiologists may require us in the future to offer higher compensation in order to secure the services of radiologists. As a result, our compensation expense for our independent contractor physicians may increase and if we were not able to offset any such increase by increasing our prices, this could have a material adverse effect on our results of operations. An inability to recruit and retain radiologists would have a material adverse effect on our ability to grow and would adversely affect our results of operations.

If we are unable to obtain proper physician licenses or hospital privileges on behalf of our independent contractor physicians, or if our independent contractor physicians lose those licenses or privileges, our business, financial condition and results of operations may be negatively impacted.

Pursuant to hospital policies, each of our independent contractor physicians must be granted privileges to practice at each hospital from which the radiologist receives radiological images and, pursuant to state regulations, each of our independent contractor physicians must hold a license in good standing to practice medicine in the state in which the hospital is located and, subject to certain limited exceptions, in the state in which the doctor is located. The requirements for obtaining and maintaining hospital privileges and state medical licenses vary significantly among hospitals and states. Although we maintain a staff of specially trained employees to process the necessary applications to obtain these licenses and privileges, any delay in obtaining new licenses or privileges could create a shortage of independent contractor physicians available to perform reads for a particular customer. In addition, any loss of existing privileges or medical licenses held by our independent contractor physicians could impair our ability to serve our existing customers and could have a material adverse effect on our business, financial condition and results of operations.

The forthcoming potential loss of our ability to leverage our Joint Commission accreditation for privileging purposes, or any future loss of Joint Commission accreditation could negatively impact our business and operating results.

Our independent contractor physicians must be privileged at each of the institutions that they serve. Although the privileging process of these institutions varies significantly, many Joint Commission-accredited organizations have historically relied upon the privileging decisions of other Joint Commission-accredited organizations as a means of expediting privileging, as permitted under Joint Commission rules.

We have been a Joint Commission-accredited organization since 2004, and many of the institutions we serve rely upon our accreditation and privileging decisions in lieu of conducting their own privileging. Over the past few years however, CMS has increasingly expressed concerns regarding this reliance. In response to the CMS position, the Joint Commission has recently announced that the standards allowing this practice will expire in July, 2010.

Although we are currently involved in legislative efforts designed to allow continued reliance on third party privileging pursuant to standards such as the current Joint Commission rules (including the Rural TECH (Telemedicine Enhancing Community Health) Act of 2009), the outcome of these efforts is uncertain. In light of the planned phase-out of the Joint Commission rules we are also working with our customers and covered facilities in order to address the need for local privileging in the event that legislative and other efforts fail to address the issue.

The anticipation of the phase-out, and the actual phase-out, if it occurs, may adversely affect our business and operations. If the phase-out occurs, the institutions we serve may seek to privilege fewer radiologists, affecting our ability to serve our customers, and could additionally cause us to incur additional privileging expenses. Anticipation of the phase-out could also cause institutions that we serve to take similar actions. All of the foregoing could, in turn, negatively impact our financial condition and results of operations.

To the extent reliance on third party privileging is permitted to continue under Joint Commission rules, any future loss of our accreditation would have similar effects.

We are dependent upon our engagement with a physician who is properly licensed to oversee our medical practice.

Our success depends largely upon the engagement of a physician who is licensed to practice medicine in the jurisdictions relevant to the Affiliated Medical Practices. Dr. Eduard Michel, M.D., currently serves as our Medical Director and oversees the clinical aspects of VRP. The loss of Dr. Michel could result in a time-consuming search for a replacement, and could distract our management team from the day-to-day operations of our business.

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

We provide our services through contracts between our customers and us and through contracts between our customers and the six Professional Corporations among our Affiliated Medical Practices, and utilizing the services of independent contractor physicians engaged by VRP, our other Affiliated Medical Practice. Each of our Affiliated Medical Practices is wholly-owned by Dr. Eduard Michel. While the ownership of our Affiliated Medical Practices is subject to certain rights and restrictions contained in management agreements among vRad and the Affiliated Medical Practices and contained in certain governing documents of the Professional Corporations, any change in our relationship, whether resulting from a dispute between the entities or with Dr. Michel, a change in government regulation, or the loss of these Affiliated Medical Practices, could impair our ability to provide services and could have a material adverse affect on our business, financial condition and operations.

Interruptions or delays in our or our customers’ information systems or in network or related services provided by third party suppliers could impair the delivery of our services and harm our business.

Our operations depend on the uninterrupted performance of our information systems, which are dependent in part on systems provided by third parties over which we have little control. Failure to maintain reliable information systems, or the occurrence of disruptions in our information systems could cause delays in our business operations that could have a material adverse effect on our business, financial condition and results of operations. We have infrequently experienced downtime due to disruptions in services provided by a third party or associated with implementation of improvements to our system. Although our systems have been designed around industry-standard architecture to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to risks such as internet service denial attacks, security breaches, natural catastrophes affecting the geographic availability of internet access, unreliable internet performance due to increased traffic over the internet, or changes in internet protocols that render the technologies we rely on inefficient. Despite any precautions that we may take, the occurrence of such risks or other unanticipated problems could result in lengthy interruptions in our services. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and brand and could cause customers to believe that our systems are unreliable, leading them to switch to our competitors. In addition, if any of our customers experience any problems with respect to their own internal information technology infrastructure, this could lead to a decrease in the number of reads they ask us to perform on their behalf. Because our customers use our services for critical healthcare needs, any system failures could result in damage to our customers’ businesses and reputations. These customers could seek significant compensation from us for their losses. Any claim for compensation, even if unsuccessful, would likely be time consuming and costly for us to resolve.

If our security measures are breached and unauthorized access is obtained to patient or customer data, we may face liabilities and our system may be perceived as not being secure, causing customers to curtail or stop using our services, which could lead to a decline in revenues.

We are required to implement administrative, physical and technological safeguards to ensure the security of the patient data that we create, process, transmit or store. These safeguards may fail to ensure the security of patient or customer data, thereby subjecting us to liability, including civil monetary penalties and possible criminal penalties. If our security measures are breached, whether as a result of third party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to patient or customer data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access to systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

Any failure to protect our intellectual property rights could impair its value and our competitive advantage.

We rely heavily on our intellectual property, principally our proprietary workflow software to transmit radiological images to the appropriately licensed and credentialed radiologist who is best able to provide the necessary clinical insight in the least amount of turnaround time. If we fail to adequately protect our intellectual property rights, our competition may gain access to our technology and our business may be harmed. We currently do not hold any patents with respect to our technology. As of December 31, 2009, we have filed seven provisional patent applications, two utility patent applications, one PCT application, and four patent applications in foreign countries covering certain aspects of our business processes and proprietary workflow software, and we may file additional applications in the future. However, we may be unable to obtain patent protection for this technology. A portion of our intellectual property rights, including licenses for certain software and systems, are not exclusive or proprietary and may be imitated or purchased by competitors.

If our arrangements with our independent contractor physicians or our customers are found to violate state laws prohibiting the practice of medicine by general business corporations or fee splitting, our business, financial condition and ability to operate in those states could be adversely affected.

The laws of many states, including states in which our independent contractor physicians perform medical services, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into agreements with our independent contractor physicians pursuant to which they render professional medical services. In addition, we enter into agreements with our customers to deliver professional radiology interpretation services in exchange for a service fee. We structure our relationships with our independent contractor physicians and our customers in a manner that we believe is in compliance with prohibitions against the corporate practice of medicine and fee splitting. While we have not received notification from any state regulatory or similar authorities asserting that we are engaged in the corporate practice of medicine or that the payment of service fees to us by our customers constitutes fee splitting, if such a claim were successful we could be subject to substantial civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements and our contractual arrangements may be unenforceable in that particular state. A determination that our arrangements with our independent contractor physicians or our customers violate state statutes, or our inability to successfully restructure these arrangements to comply with these statutes, could eliminate customers located in certain states from the market for our services, which would have a material adverse effect on our business, financial condition and operations.

Non-compliance with federal and state anti-kickback laws could affect our business, operations or financial condition.

Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or with the purpose to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or with the purpose to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce, the referral of patients in private as well as government programs. We believe that we are operating in compliance with applicable law and believe that our arrangements with providers and customers would not be found to violate the anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with our operations. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from participating in federal or state healthcare programs. If we are excluded from federal or state healthcare programs, our customers who participate in those programs would not be permitted to continue doing business with us.

Federal or state self-referral regulations could impact our arrangements with our independent contractor physicians.

The federal physician self-referral statute, known as the “Stark” statute, prohibits a physician from making a referral for certain designated health services, including radiology services, to any entity with which the physician has a financial relationship, unless there is an exception in the statute that allows the referral. The entity that receives a prohibited referral from a physician may not submit a bill to Medicare for that service. Many state laws prohibit physician referrals to entities in which the physician has a financial interest, or require that the physician provide the patient notice of the physician’s financial relationship before making the referral. We believe that all of our customer arrangements are in compliance with the Stark statute. However, these laws could be interpreted in a manner inconsistent with our operations Violation of the Stark statute can result in substantial civil penalties for both the referring physician and any entity that submits a claim for a healthcare service made pursuant to a prohibited referral. In addition, federal courts have ruled that violations of the Stark statute can be the basis for a legal claim under the Federal False Claims Act.

Any lawsuit against us or our customers under the Federal False Claims Act, and the outcome of any such lawsuit could have a material adverse effect on our business, financial condition and results of operations.

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

Historically, our customers, and not us, had billed and received payments from Medicare and/or Medicaid for the professional services provided by our independent contractor physicians. In some instances, our customers and independent contractor physicians indicated that the practice location where the professional services occurred was the same as the address of the medical facility where the image was obtained for the purposes of submitting the applicable claims for reimbursement. It is possible that CMS may take the position that claims submitted for reimbursement indicating the practice location as the same as the address of the medical facility where the image was obtained were not properly filed and, in such event, the Federal False Claims Act may be implicated. In 2006 and 2007, we revised our billing practices and we, instead of our customers, began in most cases to submit claims for reimbursement to Medicare and Medicaid directly. In those claims, we identify the practice location as the location where the image is interpreted by our independent contractor physicians and we remit the collected proceeds to our customers.

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

Medicare and Medicaid rules governing reassignment of payments could affect our customers’ ability to collect fees for final interpretation services provided by our independent contractor physicians and our ability to market these services to our customers.

Medicare reimbursement rules generally provide that the proper Medicare carrier to pay physician claims is the Medicare carrier for the region in which the physician or practice providing the service is located rather than the Medicare carrier for the region in which the patient receiving the services is located. Conversely, Medicaid reimbursement rules generally provide that the proper Medicaid carrier to pay physician claims is the Medicaid plan for the state in which the patient receiving the services is located. For these reasons, we bill Medicare and Medicaid on behalf of our customers for fee-for-service final interpretations we provide, and remit reimbursement payments to our customers. Medicare and Medicaid payments may comprise a significant portion of the total payments received by our customers for these services. Medicare and Medicaid generally prohibit a physician who performs a covered medical service from “reassigning” to anyone else (including to other physicians) the performing physician’s right to receive payment directly from Medicare or Medicaid, except in certain circumstances. We believe we satisfy one or more of the exceptions to this prohibition, but the various Medicare carriers and state Medicaid authorities may interpret these exceptions differently than we do. Our customers could be prohibited from billing Medicare and/or Medicaid for the services of our independent contractor physicians if it were determined that we do not qualify for an exception, and this would cause a material adverse effect on our ability to market our final interpretation services and on our business and results of operations. Future laws or regulations, moreover, may require that we bill Medicare or Medicaid directly for services we provide to certain prospective customers. Should this occur, we would be required to assume the billing risk for all final interpretations billed to Medicare and Medicaid.

We are subject to medical device regulations applicable to vRad PACS and our failure to maintain regulatory clearance for this software or to maintain regulatory compliance as a medical device establishment could adversely impact our business.

Our vRad PACS is a medical device subject to regulation in the United States by the United States Food and Drug Administration, or FDA for which we have received Section 510(k) marketing clearance from the FDA.

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

CMS recently finalized certain anti-markup rules relating to diagnostic tests paid for by the Medicare program. The anti-markup rules are generally applicable where a physician or other supplier bills for the technical component or professional component of a diagnostic test that was ordered by the physician or other supplier (or ordered by a party related to such physician or other supplier through common ownership or control), and the diagnostic test is performed by a physician who does not share a practice with the billing physician or other supplier. If the anti-markup rule applies to an interpretation, then the reimbursement provided by Medicare to a billing physician or other supplier for that interpretation may be limited. Because our independent contractor physicians do not order diagnostic tests, and neither our radiology group customers nor any party under common control with either us or our Affiliated Medical Practices orders diagnostic tests, we believe that the anti-markup rule generally does not apply to the final interpretation services our independent contractor physicians perform in our fee-for-service business. However, this rule could be subject to future interpretation or modification that affects the amounts either us or our customers may be reimbursed by Medicare for professional diagnostic interpretations.

Although we monitor legal and regulatory developments and modify our operations from time to time as the regulatory environment changes, we may not be able to adapt our operations to address every new regulation, and such regulations may adversely affect our business. Although we believe that we are operating in compliance with applicable federal and state laws, our business operations have not been scrutinized or assessed by judicial or regulatory agencies. We cannot assure you that a review of our business by courts or regulatory authorities would not result in significant distraction of our management or a determination that adversely affects our operations or that the healthcare regulatory environment will not change in a way that will restrict our operations.

Non-compliance with state and federal regulations concerning the privacy and security of patient information may adversely affect our business, financial condition or operations.

The use and disclosure of certain healthcare information by healthcare providers and their business associates have come under increasing public scrutiny. The federal standards under HIPAA establish rules concerning how individually identifiable health information may be used, disclosed and protected. Historically, state law has governed privacy issues and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA privacy and security regulations, many states are considering revisions to their existing privacy, security and breach notification laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA privacy, security and breach notification provisions. In addition, the recently enacted HITECH Act now empowers state attorneys general to enforce HIPAA’s privacy and security provisions, including the new federal breach notification requirements. We must operate our business in a manner that complies with all applicable laws, both federal and state, and which does not jeopardize the ability of our customers to comply with all applicable laws to which they are subject. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for healthcare providers and their business associates that provide services to patients in multiple states. Because these laws and regulations are recent and few have been interpreted by government regulators or courts, our interpretations and activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or due to the theft of information by unauthorized computer programmers who penetrate our network security. Lastly, new legislation to broaden privacy and security rules has been introduced in Congress and in numerous states which may require that we change our operations.

Changes in the rules and regulations governing Medicare and Medicaid’s payment for medical services could affect our revenues, particularly with respect to final reads.

Although the majority of reads we provide are preliminary reads, we are providing an increasing number of final reads which are billed, either by us on behalf of our customer or by us directly, to Medicare and Medicaid. Cost-containment pressures on Medicare and Medicaid could result in a reduction in the amount that the government will pay for a final read, which could cause pricing pressure on our fees for services or loss of direct reimbursement. In our fee-for- service business, this could require us to lower our prices, or could cause our customers to elect to provide the final reads themselves or obtain such services from one of our competitors, and in our direct to payer business would cause a loss of revenue, in each case adversely affecting our business, results of operations and financial condition.

Our business could be materially affected if a HHS-OIG study results in adverse modifications to Medicare payments for emergency room imaging.

In its Fiscal Year 2010 Work Plan, the HHS-OIG lists as a “work in progress” its current inspection of the appropriateness of payments for hospital emergency department x-rays and interpretations. It is possible that, in the final report, the HHS-OIG could recommend changes to CMS reimbursement rules regarding emergency imaging that would be adverse to our business model, if ultimately adopted.

Although we maintain medical liability insurance covering all of our independent contractor physicians, our Affiliated Medical Practices and our company, we are subject to medical malpractice claims and other lawsuits that may require us to pay significant damages if not covered by insurance.

Our business entails an inherent risk of claims of medical malpractice against our independent contractor physicians and us, and we may also be subject to other lawsuits that may involve large claims and significant defense costs. We may also be liable to our customers for certain medical malpractice claims. Although we currently maintain liability insurance coverage intended to cover professional liability and other claims of up to $2 million per incident, $4 million per physician and $20 million in total claims filed within the period of the policy term, subject to a $500,000 self-insured retention per claim, there can be no assurance that such insurance coverage will be adequate to cover liabilities arising out of claims asserted against us where the outcomes of such claims are unfavorable. In addition, this insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms. Liabilities in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Moreover, any adverse claims may negatively affect our reputation.

If we are unable to retain our customers because they terminate their contracts with us or allow those contracts to lapse, our operating results and financial condition may be adversely affected.

The contracts we have signed with our radiology practice, hospital, clinic and digital imaging center customers generally provide for an initial term of one or two years and automatically renew for successive terms unless earlier terminated pursuant to the terms of the contract. Many of the customer contracts also provide that either party may terminate the agreement without cause upon 90 days’ notice to the other party. Our customers may elect not to renew their contracts with us, they may seek to renegotiate the terms of their contracts or they may choose to reduce or eliminate our services in the future. If our arrangements with our customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected.

Because our contracts with our customers contain fixed prices, we are unable to pass along any increase in our expenses to our customers during their contract term.

We enter into fixed-price contracts with our customers, pursuant to which we have agreed to perform our services for a fixed price. Accordingly, we realize all of the benefit or detriment resulting from any decrease or increase in expenses that we incur in providing our services during the term of such agreements. Our customer contracts do not permit us to recover any increases in our expenses from our customers during the contract term. As a result, any such increase in our expenses would result in a corresponding decrease in our profitability (or an increase in our losses).

We may be subject to less favorable levels of payment based upon third party payer fee schedules.

Many patients are covered by some form of private or government health insurance or other third party payment program. Third party payers generally establish fee schedules or other payment authorization methods for various procedures that govern which procedures will be reimbursed by the third party payers and the amount of reimbursement. In most cases, we are indirectly rather than directly impacted by such fee schedules, to the extent that such schedules impact the rates at which third party payers are willing to pay the healthcare providers with whom we contract to provide final interpretations. We are, however, directly impacted by such changes by those third party payers with whom we have negotiated direct payment arrangements. Any reduction in third party reimbursement for our services could substantially impact our business.

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

If we fail to properly evaluate and execute acquisitions, or experience difficulties in integrating any acquired business, our business and prospects may be harmed. Acquisitions financed by issuing convertible debt or equity securities will additionally dilute the shares owned by existing stockholders, which could affect the market price of our stock.

Our operating results are subject to seasonal fluctuations, which make our results difficult to predict and could cause our performance to fall short of quarterly expectations.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We lease approximately 82,000 square feet of principal office space for our corporate headquarters in Eden Prairie, Minnesota. We also operate data centers in Minnesota pursuant to various license agreements and co-location agreements. See Note 12 to the accompanying consolidated financial statements for information regarding our obligations under operating leases.

ITEM 3.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation and legal proceedings arising out of the ordinary course of business, including medical malpractice claims and certain employment related matters. We believe that neither we, nor, to our knowledge, any of our independent contractor physicians, are presently a party to any litigation, the outcome of which could have a material adverse effect on us.

We maintain professional and general liability insurance policies with third-party insurers on a claims-made basis, subject to deductibles, self-insured retention limits, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. Our self-insured retention under our professional liability insurance program is insured through VPIL, our wholly- owned captive insurance subsidiary. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance.

We continue to await dismissal of a suit filed on July 31, 2007, by Merge eMed, Inc., or Merge, in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that we infringed on certain of Merge’s patents relating to teleradiology. On December 11, 2007, the court granted our motion to stay the patent suit pending the outcome of a reexamination by the United States Patent and Trademark Office, or PTO, of these same patents. On August 28, 2008, the PTO ruled invalid all of the claims in the patents upon which Merge had sued us. Reexamination certificates cancelling the claims of the patents have been issued due to Merge’s failure to respond to the PTO action and we are awaiting dismissal from the action as a result of the cancellation. Pending dismissal, the judicial stay of proceedings in the lawsuit remains in effect.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “VRAD.” The following table sets forth, for the period indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Market, for our two most recent fiscal years.

	Common Stock Price
	High	Low

Fiscal Year Ended December 31, 2008
First Quarter	$21.10	$13.88
Second Quarter	18.44	9.52
Third Quarter	16.17	6.74
Fourth Quarter	9.50	5.97
Fiscal Year Ended December 31, 2009
First Quarter	$9.25	$4.50
Second Quarter	9.90	6.14
Third Quarter	13.17	9.02
Fourth Quarter	13.70	10.25

Holders of Record

As of February 16, 2010, there were approximately 76 stockholders of record of our common stock, and the closing price of our common stock was $11.32 per share as reported by the NASDAQ Global Market. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to readily estimate the total number of stockholders represented by these record holders.

Dividends

We currently intend to retain future earnings to fund the operation, development and expansion of our business and we do not expect to pay any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On March 4, 2009, our Board of Directors authorized the repurchase of up to $5.0 million of vRad’s outstanding common stock in the open market or through private transactions in accordance with Securities and Exchange Commission regulations. The repurchase plan does not have an expiration date. During the year ended December 31, 2009, we repurchased 150,730 shares of our common stock at an average price of $8.64 per share for total cash consideration of $1.3 million.

Performance Graph

The performance graph below illustrates a period comparison of cumulative total stockholder return data based on an initial investment of $100 in our common stock, as compared with the Russell 2000 Index, Dow Jones US Healthcare Index and NASDAQ Composite Market from November 15, 2007, the date of our initial public offering, through December 31, 2009.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Part III, Item 12 of this report for disclosure related to our equity compensation plans.

ITEM 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report. The Consolidated Statements of Operations data for the fiscal years ended December 31, 2009, 2008 and 2007, and the Consolidated Balance Sheets data as of December 31, 2009 and 2008 was derived from our audited consolidated financial statements included elsewhere in this report. The Consolidated Statements of Operations for the fiscal years ended December 31, 2006 and 2005 and the Consolidated Balance Sheets data as of December 31, 2007, 2006 and 2005 was derived from our audited consolidated financial statements not included in this report. The financial data presented below as of and for the years ended December 31, 2009, 2008, 2007 and 2006 reflects the consolidated operations of vRad and our Affiliated Medical Practices. The financial data presented below as of and for the year ended December 31, 2005 reflects the consolidated operations of Virtual Radiologic Consultants, Inc., our predecessor corporation, and VRP. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Consolidated Statements of Operation Data:
Revenue	$120,736	$106,567	$86,243	$54,099	$26,991
Operating costs and expenses(1)	107,915	92,780	77,013	53,594	29,816
Operating income (loss)	12,821	13,787	9,230	505	(2,825)
Net income (loss) attributable to Virtual Radiologic Corporation	7,915	8,454	3,451	(529)	(1,465)
Net income (loss) available to common stockholders	7,915	8,454	(20,272)	(11,966)	(29,646)
Earnings (loss) per common share:
Basic	$0.50	$0.51	$(2.31)	$(1.80)	$(4.74)
Diluted	$0.48	$0.50	$(2.31)	$(1.80)	$(4.74)
Cash flow data:
Net cash provided by (used in) operating activities	$25,975	$14,496	$6,861	$3,977	$(1,794)
Net cash provided by (used in) investing activities	3,322	(25,135)	(5,093)	1,208	(7,754)
Net cash provided by (used in) financing activities	1,686	(3,668)	25,761	(2,315)	12,151
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$50,163	$29,316	$33,487	$5,958	$8,180
Total assets	94,462	71,001	59,436	25,649	17,555
Total stockholders’ equity (deficit)	69,334	56,517	50,338	(34,410)	(26,385)
Stock Data:
Weighted average common shares outstanding — diluted(2)	16,283	16,976	8,762	6,640	6,254
Dividends declared per share	—	—	3.00	—	—
Series A Cumulative Redeemable Convertible Preferred Stock outstanding	—	—	—	3,627	3,627
Dividends declared per share	—	—	3.00	—	—

(1)	Includes the non-cash stock-based compensation, medical malpractice loss reserves, and depreciation and amortization charges set forth in the following table:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)

Professional services:
Non-cash stock-based compensation	$787	$(479)	$3,687	$3,416	$1,995
Medical malpractice loss reserves	4,669	997	—	—	—
Sales, general and administrative:
Non-cash stock-based compensation	2,420	1,544	686	115	—
Depreciation and amortization	6,863	4,700	2,488	1,351	586

Total	$14,739	$6,762	$6,861	$4,882	$2,581

(2)	The calculation of weighted average common shares outstanding for the years ended December 31, 2005, 2006 and 2007 excludes the assumed conversion of the shares of Series A Cumulative Redeemable Convertible Preferred Stock into shares of common stock, because they are anti-dilutive. The calculation of weighted average common shares for the years ended December 31, 2005, 2006 and 2007 also excludes any other potential common stock equivalents that were outstanding during the relevant periods, calculated using the treasury stock method, because they are anti-dilutive.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a national radiology practice working in partnership with radiologists and hospitals to optimize radiology’s pivotal role in the delivery of patient care. Enabled by next-generation technology, vRad’s collaborative partnerships enhance productivity and deliver demonstrated quality outcomes that help lower the overall cost of care. vRad’s 143 affiliated radiologists serve over 1,170 facilities (approximately 19% of U.S. hospitals), reading more than 2.6 million interpretations annually with unparalleled subspecialist expertise and expedited time to diagnosis. Continually recognized for high-quality reports and industry-leading service, vRad is ranked #1 in the teleradiology services category by independent healthcare research firm KLAS and has received the Joint Commission Gold Seal of Approval each year since 2004.

We continue to focus on expanding our business by acquiring new customers, gaining further penetration into the final read market and retaining our existing customer base, along with retaining and attracting additional radiologists.

Trends in our Business

Our business has grown rapidly since inception, resulting in a continued trend of increased revenue, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so in the near term as a result of competition in the traditional, “off hours” preliminary interpretation teleradiology marketplace, related pricing pressures and increased penetration in this traditional teleradiology market, and the difficulty of maintaining growth rates as our revenues increase to higher levels. In addition, the current general economic downturn may continue to result in a decrease in hospital visits and overall imaging volumes, which could negatively affect the growth rate of our revenues.

Our revenues have been affected by fluctuations in the price per read charged to the customers to whom we provide service. We have seen an increased amount of pricing pressure from competition in our marketplace and we expect these declines in price to continue in future periods. In addition, our revenues have been affected by a shift in modality mix between CT reads and plain film reads, resulting in plain film reads increasing as a percentage of total reads. We expect to continue to experience these shifts in modality mix as we continue to focus on further penetration into the daytime finals read market, which has a higher percentage of plain film reads.

Our revenues are also affected by seasonality. While our revenues have continued to grow each year, we typically experience increased demand for our services and higher revenue growth during the third quarter of each year. We believe that during the summer months there are an increased amount of outdoor and transportation activities leading to more hospital visits. Additionally, more frequent vacation time taken by our customers’ radiologists results in increased reads performed by our independent contractor physicians. We expect this seasonality with respect to our revenues to continue, although we believe the current economic downturn has caused the impact from seasonality to be less than in previous years and may continue to do so in the future. As a result, our seasonal fluctuations are more difficult to predict, and our performance could fall short of expectations.

Professional services expense consists primarily of physician cash compensation, which has increased each year since inception, as we have added more independent contractor physicians to fulfill the increased demand for our services, and is expected to increase as our business continues to grow. Physician cash compensation as a percentage of revenue has decreased over time due to increased efficiency driven by technological advancements in our distributed network infrastructure and our physician support services, and contractual revisions, but may increase as a percentage of revenue in future periods.

Sales, general and administrative expenses consist primarily of employee compensation, information technology costs and facilities related costs. These costs have increased each year since our inception as a result of the increased cost associated with the development and maintenance of our expanding business but have decreased as a percentage of revenue. Although we continue to strategically invest in building the necessary employee and systems infrastructure required to manage our growth and enhance our services, we expect our sales, general and administrative expenses to continue to decrease as a percentage of revenue in future periods.

Results of Operations

The following table sets forth selected Consolidated Statements of Operations data for each of the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2009	2008	2007

Revenue	100.0%	100.0%	100.0%

Operating costs and expenses:
Physician cash compensation expense	43.4	44.4	44.5
Physician stock-based compensation expense (income)	0.7	(0.4)	4.3
Medical malpractice liability expense	4.6	2.3	1.8

Total professional services	48.7	46.3	50.6
Sales, general and administrative	35.0	36.4	35.8
Depreciation and amortization	5.7	4.4	2.9

Total operating costs and expenses	89.4	87.1	89.3

Operating income	10.6	12.9	10.7
Total other income (expense)	0.2	0.6	(2.2)

Income before income tax expense	10.8	13.5	8.5
Income tax expense	4.3	5.6	4.5

Net income	6.5	7.9	4.0
Non-controlling interest (income) expense(1)	—	—	—

Net income attributable to Virtual Radiologic Corporation	6.5	7.9	4.0
Series A cumulative redeemable convertible preferred stock accretion	—	—	(11.7)
Series A preferred stock dividend	—	—	(15.8)

Net income (loss) available to common stockholders	6.5%	7.9%	(23.5)%

(1)	Non-controlling interest (income) expense represents less than 0.1% as a percentage of revenue.

Comparison of the Years Ended December 31, 2009, 2008 and 2007

Revenue

We generate substantially all of our revenue from radiology services that we provide to our customers on a fee-for-service basis. We provide these services pursuant to contracts that have a one or two-year initial term and automatically renew for successive one-year terms unless terminated by the customer or by us. The amount that we charge for our radiology services varies by customer and is based upon a number of factors, including the hours of coverage, the number of reads, whether the reads are preliminary reads or final reads, and the technical and administrative services provided. These services are billed to our customers with whom we contract directly. Revenues are recognized when delivery of a service is completed by our independent contractor physicians and collectability is reasonably assured.

We also bill third-party payers such as Medicare, Medicaid, private insurance and/or patients directly for final interpretations we provide under agreements with a small number of our customers. Services for which we submit billings directly to third-party payers are coded for reimbursement based upon the specific services provided, and patients are responsible for any remaining deductibles or coinsurance. Revenue is recorded for these services based on the anticipated reimbursement, net of any contractual adjustments and/or allowance for denied claims. Revenue related to these services is recognized when delivery of a service is completed by our independent contractor physicians and collectability is reasonably assured.

Key Revenue Metrics

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(in thousands)

Revenue	$120,736	13%	$106,567	24%	$86,243
Reads	2,668,043	21%	2,200,365	30%	1,691,859
Year-over-year change in price per read	(7)%		(5)%		(3)%
Same site volume growth(1)	5%		6%		18%
Percentage of read revenue from:
Final reads	28%		24%		24%
Preliminary reads	72%		76%		76%
Customers	655	5%	621	32%	469
Facilities	1,173	14%	1,026	28%	804
Percentage of U.S. hospitals served	19%		17%		13%

(1)	Same site volume growth measures the percentage increase in the number of reads over the comparable prior period generated by a facility that has been under contract for at least three months at the beginning of the measurement period and remains a customer throughout that period.

The increase in revenue for the year ended December 31, 2009, as compared to the year ended December 31, 2008, resulted primarily from an increase in the number of customers to whom we provided services and increased volume from existing customers. Read volume increased approximately 21% during the year ended December 31, 2009 to 2.7 million reads and the number of customers to whom we provided services increased to 655 as of December 31, 2009. In addition, the number of medical facilities to whom we provide services increased to 1,173 as of December 31, 2009. Our revenue growth during 2009 included an increase in the number of final reads, which represented 28% of total read revenue for the year ended December 31, 2009, compared to 24% for the prior year period. These revenue increases were partially offset by declines in our average price per read of 7% as of December 31, 2009, which were primarily the result of continued pricing pressures in our marketplace, including the impact of changes in modality mix.

The increase in revenue for the year ended December 31, 2008, as compared to the year ended December 31, 2007, resulted primarily from an increase in the number of customers to whom we provided services, including customer relationships acquired through the purchase of Diagna, and increased volume from existing customers. This increase was partially offset by a 5% decline in our average price per read, including the impact of changes in modality mix.

Operating Costs and Expenses

Operating costs and expenses are comprised of professional services, sales, general and administrative expenses and depreciation and amortization.

Professional Services

Professional services expense is comprised primarily of physician cash compensation. Physician cash compensation expense includes the fees paid to our independent contractor physicians for providing diagnostic interpretation services to our customers. We compensate our independent contractor physicians using a formula that includes a base level of compensation plus additional amounts for the number and type of reads performed. We recognize physician cash compensation expense in the month in which our independent contractor physicians perform the reads for our customers.

Medical malpractice liability expense consists primarily of incurred but not reported, or IBNR, loss reserves, claims-made loss development reserves related to our self-insured retention and premiums paid for third-party medical malpractice insurance. We recognize loss development and IBNR loss reserves based on actuarial analyses performed during the policy term, and amortize medical malpractice liability insurance premiums over the term of the policy to which they relate. Professional services expense also includes physician stock-based compensation which is based on the fair value of our common stock at the close of each reporting period.

Key Professional Service Metrics

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(dollars in thousands)

Physician cash compensation expense	$52,378	10.6%	$47,343	23.3%	$38,388
Physician stock-based compensation expense (income)	787	(264.3)	(479)	(113.0)	3,687
Medical malpractice liability expense	5,570	122.9	2,499	63.1	1,532

Total professional services	$58,735	19.0	$49,363	13.2	$43,607

Radiologists providing services	143	6.7	134	19.6	112
Average diagnostic cash compensation per read	$19.52		$21.22		$22.37

The increase in physician cash compensation expense for the year ended December 31, 2009, as compared to the prior year was primarily the result of additional independent contractor physicians providing services and an increase in read volume during 2009. This increase was partially offset by a decline in average diagnostic cash compensation per read driven by increased efficiency from technological advancements and physician support services, and contractual revisions. As of December 31, 2009, the number of independent contractor physicians providing services increased 6.7% to 143, and read volume increased 21.3% during the year ended December 31, 2009. Medical malpractice liability expense increased primarily due to the recognition of a full year of actuarially-based loss development and IBNR loss reserves for the year ended December 31, 2009 compared to the prior year, which we began to establish in the fourth quarter of 2008. The increase in non-cash physician stock-based compensation resulted primarily from an increase in the value of our common stock for the year ended December 31, 2009 compared to the prior year.

The increase in physician cash compensation expense for the year ended December 31, 2008, compared to the prior year, resulted primarily from the 19.6% increase in the number of physicians providing services, including the additional independent contractor physicians from the acquisition of Diagna, and the 30% increase in read volume compared to the prior year. Medical malpractice liability expense increased due to additional loss reserves resulting from the establishment of loss development and IBNR reserves. The decrease in non-cash physician stock-based compensation resulted primarily from a decrease in the value of our common stock for the year ended December 31, 2008 compared to the prior year.

Sales, General and Administrative

Sales, general and administrative expenses include employee compensation, information technology costs and facilities related costs.

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(dollars in thousands)

Sales, general and administrative expenses	$42,317	9.3%	$38,717	25.2%	$30,918

The increase in sales, general and administrative expenses for the year ended December 31, 2009, compared to the prior year, included a $2.8 million increase in employee compensation expense, primarily from performance-based compensation, employee stock-based compensation, and a $1.4 million increase in facility costs, primarily from additional rent and utilities costs associated with our new headquarters facility. These increases were partially offset by a decrease in specific claims reserves of approximately $825,000 resulting from no additional expenses incurred for specific claims reserves during 2009.

The increase in sales, general and administrative expenses for the year ended December 31, 2008, compared to the prior year, included a $2.2 million increase in employee compensation expenses, as well as a $1.0 million increase in sales and marketing expenses from additions in personnel and increased commissions, respectively, and a $947,000 increase in information technology expenses, specifically software transactional costs associated with increased read volumes and provisioning costs for our data centers. An additional increase to sales, general and administrative expenses during 2008 included medical malpractice claims expenses resulting from the settlement of a malpractice claim.

Depreciation and Amortization

Increases in depreciation and amortization expense of 46.0% and 88.0% during the years ended December 31, 2009 and 2008, respectively, were primarily the result of additional technology and other capital equipment purchased for our operations, our new corporate headquarters, and the amortization of customer relationship and non-compete intangible assets acquired from the purchase of Diagna Radiology, LLC in April 2008.

Income Tax Expense

The decrease in income tax expense during the year ended December 31, 2009 compared to the prior year was driven by lower pre-tax income and a lower overall effective tax rate as a result of VRP’s election to be taxed as a corporation and not as a partnership, which was effective January 1, 2009.

The increase in income tax expense during the year ended December 31, 2008 as compared to December 31, 2007 was due to an increase in taxable income, offset by the impact from certain discrete tax benefits recognized in the second half of 2008 related to research and development tax credits.

Our effective tax rates during the years ended December 31, 2009, 2008 and 2007 were 39.5%, 41.2% and 52.8%, respectively. We consolidate our financial results in accordance with Generally Accepted Accounting Principles, or GAAP. However, for income tax purposes, vRad is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices. As a result, tax losses of the Affiliated Medical Practices are not available to offset taxable income of vRad. This was the primary driver behind the effective tax rate for the year ended December 31, 2007.

Quarterly Results of Operations (unaudited)

The following table presents our unaudited consolidated results of operations and other financial data by quarter for the fiscal years ending December 31, 2009 and 2008. The unaudited interim consolidated financial statements have been prepared in accordance with GAAP and SEC rules and regulations for interim financial statements. The interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the results of our operations for the interim periods.

	Three Months Ended
	Dec 31,	Sept 30,	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Jun 30,	Mar 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$29,945	$31,638	$30,585	$28,568	$28,301	$29,025	$25,921	$23,320
Total operating costs and expenses(1)	28,197	26,791	26,645	26,282	26,580	23,785	22,458	19,957

Operating income	1,748	4,847	3,940	2,286	1,721	5,240	3,463	3,363
Other income	63	53	43	56	149	185	89	176

Income before income tax expense	1,811	4,900	3,983	2,342	1,870	5,425	3,552	3,539
Income tax expense	726	1,874	1,593	950	976	1,859	1,548	1,535

Net income	1,085	3,026	2,390	1,392	894	3,566	2,004	2,004
Non-controlling interest (income) expense	(22)	(4)	4	—	4	2	4	4

Net income attributable to Virtual Radiologic Corporation	$1,107	$3,030	$2,386	$1,392	$890	$3,564	$2,000	$2,000

Earnings per share:
Basic	$0.07	$0.19	$0.15	$0.09	$0.06	$0.21	$0.12	$0.12
Diluted	$0.07	$0.19	$0.15	$0.09	$0.05	$0.21	$0.12	$0.12

(1)	Includes the non-cash stock-based compensation, medical malpractice loss reserves, and depreciation and amortization charges set forth in the following table:

	Three Months Ended
	Dec 31,	Sept 30,	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Jun 30,	Mar 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(in thousands)

Professional services:
Non-cash stock-based compensation	$134	$369	$427	$(143)	$499	$(419)	$(64)	$(495)
Medical malpractice loss reserves	1,461	1,070	836	1,300	997	—	—	—
Sales, general and administrative:
Non-cash stock-based compensation	585	558	557	721	423	417	422	282
Depreciation and amortization	1,871	1,819	1,723	1,450	1,343	1,286	1,216	855

Total non-cash charges	$4,051	$3,816	$3,543	$3,328	$3,262	$1,284	$1,574	$642

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

Our financial position included cash and cash equivalents of $50.2 million and $19.2 million at December 31, 2009 and 2008, respectively. In addition, at December 31, 2008, we had $10.1 million of short-term investments which consisted of certificates of deposit. These were redeemed during 2009, resulting in no short-term investments as of December 31, 2009. We have historically funded our operations from cash flows generated from our operating activities, from the sale of our stock, and to a lesser extent on a historical basis, from borrowings under our previous credit facilities.

The reported changes in cash and cash equivalents for the years ended December 31, 2009, 2008 and 2007 are summarized below:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Net cash provided by operating activities	$25,975	$14,496	$6,861
Net cash provided by (used in) investing activities	3,322	(25,135)	(5,093)
Net cash provided by (used in) financing activities	1,686	(3,668)	25,761

Net increase (decrease) in cash and cash equivalents	$30,983	$(14,307)	$27,529

Cash Flows from Operating Activities

Our primary source of operating cash flows is collections from our customers for radiology services we provide, and our primary uses of cash from operating activities include compensation paid to employee and independent contractor physicians and costs associated with our leased facilities. During the years ended December 31, 2009, 2008 and 2007, net cash provided by operating activities was $26.0 million, $14.5 million and $6.9 million, respectively.

Cash flows from operating activities during 2009 consisted of net income of $7.9 million, adjustments for non-cash items of $14.2 million and cash provided by working capital of $3.9 million. Adjustments for non-cash items primarily included a provision for doubtful accounts and sales credits, depreciation and amortization, medical malpractice loss reserves and stock-based compensation. Significant factors impacting cash flows provided by working capital included an increase in accounts receivable generated from growth in revenues, an increase in accrued expenses for employee and professional services compensation as a result of the growth in our business, an increase in current taxes payable and a decrease in other assets related to the tenant improvement allowance associated with our new headquarters facility.

Cash flows from operating activities during 2008 consisted of net income of $8.5 million, adjustments for non-cash items of $9.5 million and cash used in working capital of $3.5 million. Adjustments for non-cash items primarily included a provision for doubtful accounts and sales credits, depreciation and amortization, medical malpractice loss reserves and stock-based compensation. Cash used in working capital included an increase in accounts receivable partially offset by an increase in accrued expenses for employee and professional services compensation. Both increases were a result of the growth in our business during 2008.

Cash flows from operating activities during 2007 consisted of net income of $3.4 million, adjustments for non-cash items of $8.8 million and cash used in working capital of $5.3 million. Adjustments for non-cash items primarily included depreciation and amortization, medical malpractice loss reserves and stock-based compensation. Cash used in working capital included an increase in accounts receivable partially offset by an increase in accrued expenses for employee and professional services compensation. Both increases were a result of the growth in our business during 2007. In addition, cash used in working capital increased as a result of current taxes receivable related to tax credits received during 2007.

Cash Flows from Investing Activities

Our primary uses of cash flows from investing activities primarily consist of capital expenditures related to equipment and software associated with the continued enhancement of our information technology infrastructure. Cash flows from investing activities during 2009 included proceeds from the maturity of short-term investments that were purchased in 2008, offsetting capital expenditures of $5.8 million. Cash flows from investing activities during 2008 also included cash used for the acquisition of Diagna. During the years ended December 31, 2009, 2008 and 2007, net cash provided by (used in) investing activities was $3.3 million, ($25.1) million and ($5.1) million, respectively.

Cash Flows from Financing Activities

Our primary sources of cash flows from financing activities are excess tax benefits from stock option exercises and our primary uses of cash from investing activities are the repurchases of our common stock. During the years ended December 31, 2009, 2008 and 2007, net cash provided by (used in) financing activities was $1.7 million, ($3.7) million and $25.8 million, respectively.

Cash flows from financing activities during 2007 also included the net proceeds from our initial public offering, which was partially offset by the cash paid for dividends and debt issuance costs related to the Senior Credit Facility utilized prior to the initial public offering.

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

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of December 31, 2009, related to our operating and capital lease agreements, which expire in August 2019 and February 2013, respectively. The professional services agreements that we entered into with our independent contractor physicians are not included in the following table because those contracts, subject to certain notice provisions, may be terminated by either party.

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)

Operating lease obligations(1)	$16,745	$1,816	$3,292	$3,371	$8,266
Capital lease obligations(2)	132	43	85	4	—

Total contractual obligations	$16,877	$1,859	$3,377	$3,375	$8,266

(1)	Operating lease commitments consist primarily of our principal office space leased in Eden Prairie, Minnesota.

(2)	Capital lease obligations include interest.

Excluded from contractual obligations and commitments are certain amounts related to our uncertain tax positions, as the timing and amount of any payment related to these tax positions remain uncertain. As of December 31, 2009, we have recognized $184,000 related to these uncertain tax positions.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance GAAP. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We believe the policies described in the following paragraphs to be our critical accounting policies because they are important to the presentation of our financial condition, results of operations and cash flows, and require critical management judgment and estimates about matters that are uncertain.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition, results of operations and/or cash flows for future periods could be materially affected.

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

The following tables show the unaudited condensed consolidating balance sheets as of December 31, 2009 and 2008, and the unaudited condensed consolidating statements of operations for the years ended December 31, 2009, 2008 and 2007. The amounts reflected in the eliminations columns of the condensed consolidating financial statements represent affiliated party management and professional fees and non-controlling interest. The following tables should be read together with our consolidated financial statements and related footnotes included elsewhere in this report.

Condensed Consolidating Balance Sheets
(Unaudited)

	As of December 31, 2009
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)

Cash and cash equivalents	$49,159	$1,004	$—	$50,163
Accounts receivable, net	9,706	7,678	—	17,384
Other current assets	34,701	38,629	(68,811)	4,519
Non-current assets	21,898	20	478	22,396

Total assets	$115,464	$47,331	$(68,333)	$94,462

Current liabilities	$29,673	$54,212	$(68,811)	$15,074
Non-current liabilities	9,576	—	478	10,054

Total liabilities	39,249	54,212	(68,333)	25,128
Stockholders’ equity (deficiency)	76,215	(6,881)	—	69,334

Total liabilities and stockholders’ equity	$115,464	$47,331	$(68,333)	$94,462

	As of December 31, 2008
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)

Cash and cash equivalents	$17,399	$1,781	$—	$19,180
Short-term investment	10,136	—	—	10,136
Accounts receivable, net	8,842	8,541	—	17,383
Other current assets	20,677	8,223	(24,074)	4,826
Non-current assets	19,292	16	168	19,476

Total assets	$76,346	$18,561	$(23,906)	$71,001

Current liabilities	$10,014	$26,566	$(24,074)	$12,506
Non-current liabilities	1,810	—	168	1,978

Total liabilities	11,824	26,566	(23,906)	14,484
Stockholders’ equity (deficiency)	64,522	(8,005)	—	56,517

Total liabilities and stockholders’ equity	$76,346	$18,561	$(23,906)	$71,001

Condensed Consolidating Statements of Operations
(Unaudited)

	For the Year Ended December 31, 2009
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)

Revenue	$92,968	$108,526	$(80,758)	$120,736
Operating costs and expenses	81,830	106,843	(80,758)	107,915

Operating income	11,138	1,683	—	12,821
Other income	215		—	215

Income before income tax expense	11,353	1,683	—	13,036
Income tax expense	4,583	560	—	5,143

Net income	6,770	1,123	—	7,893
Non-controlling interest income	—	—	22	22

Net income attributable to Virtual Radiologic Corporation	$6,770	$1,123	$22	$7,915

	For the Year Ended December 31, 2008
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)

Revenue	$82,047	$96,020	$(71,500)	$106,567
Operating costs and expenses	67,362	96,918	(71,500)	92,780

Operating income (loss)	14,685	(898)	—	13,787
Other income	599	—	—	599

Income (loss) before income tax expense	15,284	(898)	—	14,386
Income tax expense	5,910	8	—	5,918

Net income (loss)	9,374	(906)	—	8,468
Non-controlling interest expense	—	—	14	14

Net income (loss) attributable to Virtual Radiologic Corporation	$9,374	$(906)	$14	$8,454

	For the Year Ended December 31, 2007
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(In thousands)

Revenue	$65,711	$82,294	$(61,762)	$86,243
Operating costs and expenses	54,292	84,483	(61,762)	77,013

Operating income (loss)	11,419	(2,189)	—	9,230
Other expense	(1,929)	—	—	(1,929)

Income (loss) before income tax expense	9,490	(2,189)	—	7,301
Income tax expense (benefit)	3,877	(10)	—	3,867

Net income (loss)	5,613	(2,179)	—	3,434
Non-controlling interest income	—	—	17	17

Net income (loss) attributable to Virtual Radiologic Corporation	$5,613	$(2,179)	$17	$3,451

Revenue Recognition and Accounts Receivable

We generate substantially all of our revenue from radiology services provided to our customers on a fee-for-service basis. We provide these services pursuant to contracts that have a one or two-year initial term and automatically renew for successive one-year terms unless terminated by the customer or by us. The amount that we charge for our radiology services varies by customer and is based upon a number of factors, including the hours of coverage, the number of reads, whether the reads are preliminary reads or final reads, and the technical and administrative services provided. These services are billed to our customers with whom we contract directly. Revenues are recognized when delivery of a service is completed by our independent contractor physicians and collectability is reasonably assured.

We also bill third-party payers such as Medicare, Medicaid, private insurance and/or patients directly for final interpretations we provide under agreements with a small number of our customers. Services for which we submit billings directly to third-party payers are coded for reimbursement based upon the specific services provided, and patients are responsible for any remaining deductibles or coinsurance. Revenue is recorded for these services based on the anticipated reimbursement, net of any contractual adjustments and/or allowance for denied claims. Revenue related to these services is recognized when delivery of a service is completed by our independent contractor physicians and collectability is reasonably assured.

We maintain an allowance for doubtful accounts, which is comprised of a general reserve and specific reserves for potentially uncollectable amounts based on our historical bad debts. General reserves are determined based upon a percentage of outstanding aged receivables. The percentage we use to establish our general reserves is based on our historical collection experience and may fluctuate as our collections experience changes over time. Our general reserve balances have historically increased as our revenue and receivable amounts have increased and we expect that trend to continue for the foreseeable future. In determining the amount of the specific reserve, we review the accounts receivable for customers who are past due to identify specific customers with known disputes or collectability issues. We make judgments about their creditworthiness based on collections information available to us and historical payment performance. For services which are billed directly to patients, we maintain an allowance for doubtful accounts for potentially uncollectable amounts based on historical industry collection rates.

We also maintain a sales allowance to reserve for potential credits issued to customers. The amount of the reserve is determined based on historical credits issued.

Recently, our customers have been impacted by the economic downturn. We are unable to fully predict what impact a continued economic downturn will have on our customers’ ability to pay us, or when general economic conditions will improve, which may impact the amount of specific reserves in future periods.

Stock-Based Compensation

Employee Stock-Based Compensation.  We calculate the stock-based compensation expense associated with employee and director awards granted prior to January 1, 2006 using the intrinsic value method. For awards granted on or after January 1, 2006, we calculate the stock-based compensation expense relating to the issuance of stock options based on the current fair value of the award at the date of the grant using a Black-Scholes model. The Black-Scholes model utilizes various assumptions that require significant judgment, including volatility, forfeiture rates and expected option term. Stock-based compensation costs related to the issuance of restricted stock awards are based on the fair value of our common stock on the date the restricted stock awards are issued. Stock-based compensation expense is recognized over the requisite service period. Employee and director stock-based compensation expense is included in Sales, general and administrative expenses in the Consolidated Statements of Operations.

Physician Stock-Based Compensation.  We calculate the stock-based compensation expense associated with physician stock option awards by determining the current fair value of the award at the date of the grant and at each subsequent reporting period thereafter using a Black-Scholes model. The Black-Scholes model utilizes various assumptions that require significant judgment, including volatility, forfeiture rates and expected option term. Stock-based compensation costs related to the issuance of restricted stock awards are based on the fair value of our common stock on the date the restricted stock awards are issued and at each subsequent financial reporting period thereafter. Stock-based compensation expense is recognized over the requisite service period. Physician stock-based compensation expense is included in Professional services expense in the Consolidated Statements of Operations.

Medical Malpractice Loss Reserves

We maintain professional liability insurance policies with a third-party insurer on a claims-made basis, subject to a self-insured retention, deductibles, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is insured by VPIL, our wholly-owned captive insurance subsidiary. We record liabilities for specific case reserves, claims made loss development reserves and claims incurred but not reported reserves based on specific case analysis and an actuarial valuation using industry data and our historical loss patterns. Insurance liabilities are necessarily based on estimates, including claim frequency and severity. An inherent assumption in such estimates is that industry data and our historical loss patterns can be used to predict future loss patterns with reasonable accuracy. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from current estimates. Specific claims reserves are recorded in Sales, general and administrative expenses on the Consolidated Statement of Operations. Loss development reserves and claims incurred but not reported are recorded in Professional services expense on the Consolidated Statement of Operations.

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

We test our goodwill for impairment at least annually (during the second quarter) or more frequently if impairment indicators are identified. We test for goodwill impairment based on our single operating segment and reporting unit structure. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. Quoted market prices in active markets are used as the basis of our measurement in estimating the fair value of our reporting unit. The results of the annual impairment test performed as of June 30, 2009 indicated the fair value of the reporting unit substantially exceeded its carrying value and therefore our goodwill was not impaired. Accordingly, we were not required to complete the second step of the goodwill impairment test. During the remaining quarters of 2009, we determined that no events or changes in circumstances indicated potential impairment. There were no accumulated impairment losses as of December 31, 2009 and 2008.

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

vRad and VRP’s 2006 federal income tax returns recently underwent examination by the Internal Revenue Service, or IRS. During the year ended December 31, 2009, we received notice from the IRS that the examination of vRad’s 2006 federal income tax return was closed without adjustment. In addition, we received notice from the IRS that the examination of VRP’s 2006 federal income tax return was closed without adjustment. In conjunction with their audit of VRP’s 2006 federal income tax return, the IRS also examined the 2006 quarterly employment tax returns of VRP. During the quarter ended December 31, 2009, we received notice from the IRS that this examination was closed without adjustment.

Effective January 1, 2009, the owners of VRP made the election with the IRS to have VRP taxed as a corporation. Prior to that date, VRP was taxed as a partnership.

Recent Accounting Pronouncements

On January 1, 2009, we adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The new guidance was effective for certain of our financial assets and liabilities on January 1, 2009 (see Note 3 to our consolidated financial statements). The adoption of the guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. For non-financial assets and liabilities, the effective date of this guidance is January 1, 2010. We believe that the adoption of the new guidance applicable to non-financial assets and liabilities will not have a material effect on our consolidated financial position, results of operations or cash flows.

On January 1, 2009, we adopted new accounting guidance on non-controlling interests in consolidated financial statements which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Additionally, the new guidance requires disclosure on the face of the consolidated income statement of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The presentation and disclosure requirements of the new guidance have been applied retrospectively for prior periods presented. See Note 2 to our consolidated financial statements for additional information on our principles of consolidation. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance establishing the Hierarchy of Generally Accepted Accounting Principles, also referred to as the Codification, which establishes two levels of GAAP; authoritative and non-authoritative. The Codification will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative guidance for SEC registrants. All previously existing accounting guidance is superseded as described in the Codification and all other non-grandfathered, non-SEC accounting literature not covered by the Codification will become non-authoritative. The guidance was effective for interim and annual reporting periods after September 15, 2009, and accordingly, we adopted the new guidance in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued new accounting guidance which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The new guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt the guidance in the first quarter of 2010. We believe that the adoption of the new guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Risk

As of December 31, 2009, we did not have significant exposure to foreign currency exchange rates, as substantially all of our transactions are denominated in U.S. dollars. VRL’s functional currency is the British pound; however, as of and for the year ended December 31, 2009, VRL’s operations were not significant and did not have a material impact on our consolidated financial position, results of operations or cash flows.

Interest Rate Market Risk

Our cash is invested in commercial paper and demand deposit accounts denominated in U.S. dollars. The carrying value of our cash, restricted cash, short-term investments, accounts receivable, other current assets, trade accounts payable, accrued expenses and customer security deposits approximate fair value because of the short period of time to their maturity.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

Virtual Radiologic Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The supplementary financial data required by this Item 8 is included in Item 7 under “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Virtual Radiologic Corporation

We have audited the accompanying consolidated balance sheet of Virtual Radiologic Corporation and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flow for the year ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2008 and 2007, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the consolidated financial statements, were audited by other auditors whose report, dated February 19, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have also audited the adjustments to the 2007 and 2008 consolidated financial statements to retrospectively apply the change in presentation and disclosure requirements for the adoption of accounting guidance related to non-controlling interests in 2009, as discussed in Note 2 to the consolidated financial statements. Our procedures included (1) obtaining the Company’s underlying accounting analysis comparing the noncontrolling interests presented to such analysis, (2) comparing previously reported amounts to the previously issued financial statements for such year, and (3) testing the mathematical accuracy of the presentation of the noncontrolling interests. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2007 and 2008 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2007 and 2008 consolidated financial statements taken as a whole.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtual Radiologic Corporation and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Virtual Radiologic Corporation

In our opinion, the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, of changes in stockholders’ (deficiency) equity and of cash flows for each of the two years in the period ended December 31, 2008, before the effects of the adjustments to retrospectively apply the accounting guidance related to non-controlling interests in the consolidated financial statements described in Note 2, present fairly, in all material respects, the financial position of Virtual Radiologic Corporation and its subsidiaries (the “Company”) at December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America (the 2008 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the accounting guidance related to non-controlling interests in the consolidated financial statements described in Note 2 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Chicago, Illinois
February 19, 2009

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	December 31,
	2009	2008
	(in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$50,163	$19,180
Restricted cash	1,751	700
Short-term investments	—	10,136
Accounts receivable, net	17,384	17,383
Prepaid expenses and other current assets	2,768	4,126

Total current assets	72,066	51,525
Property, plant and equipment, net	13,489	11,692
Intangible assets, net	3,952	5,073
Goodwill	858	858
Medical malpractice excess loss reserves receivable	1,008	1,288
Deferred tax asset	3,084	184
Other assets	5	381

Total assets	$94,462	$71,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued professional services compensation expense	$5,719	$5,690
Accrued sales, general and administrative compensation expense	4,087	1,383
Current deferred tax liability	1,089	1,103
Current taxes payable	1,635	—
Other accrued expenses	1,299	1,848
Medical malpractice loss reserves, current	468	1,419
Accounts payable and other current liabilities	777	1,063

Total current liabilities	15,074	12,506
Deferred tenant lease allowance	2,491	—
Medical malpractice loss reserves	5,101	—
Medical malpractice excess loss reserves	1,008	1,288
Other liabilities	1,454	690

Total liabilities	25,128	14,484
Commitments and contingencies (Note 12)
Virtual Radiologic Corporation stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized at December 31, 2009 and 2008; 15,928,661 and 15,849,398 shares issued and outstanding at December 31, 2009 and 2008, respectively	17	17
Additional paid-in capital	102,118	95,881
Treasury stock at cost,1,095,490 and 944,760 shares at December 31, 2009 and 2008, respectively	(9,306)	(8,000)
Accumulated deficit	(23,482)	(31,397)
Accumulated other comprehensive loss	(13)	(6)

Total Virtual Radiologic Corporation stockholders’ equity	69,334	56,495

Non-controlling interest (See Note 2)	—	22

Total stockholders’ equity	69,334	56,517

Total liabilities and stockholders’ equity	$94,462	$71,001

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)

Revenue	$120,736	$106,567	$86,243

Operating costs and expenses:
Professional services	58,735	49,363	43,607
Sales, general and administrative	42,317	38,717	30,918
Depreciation and amortization	6,863	4,700	2,488

Total operating costs and expenses	107,915	92,780	77,013

Operating income	12,821	13,787	9,230
Other income (expense):
Interest income	220	599	451
Interest expense	(5)	—	(2,380)

Total other income (expense)	215	599	(1,929)

Income before income tax expense	13,036	14,386	7,301
Income tax expense	5,143	5,918	3,867

Net income	7,893	8,468	3,434
Non-controlling interest (income) expense	(22)	14	(17)

Net income attributable to Virtual Radiologic Corporation	7,915	8,454	3,451
Series A cumulative redeemable convertible preferred stock accretion	—	—	(10,127)
Cash dividends paid:
Series A preferred stock	—	—	(13,596)

Net income (loss) available to common stockholders	$7,915	$8,454	$(20,272)

Earnings (loss) per common share:
Basic	$0.50	$0.51	$(2.31)
Diluted	$0.48	$0.50	$(2.31)
Weighted average common shares outstanding:
Basic	15,872	16,500	8,762
Diluted	16,283	16,976	8,762

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

						Accumulated		Total
			Additional			Other		Stockholders’
	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive	Non-controlling	Equity
	Shares	Amount	Capital	Stock	Deficit	Loss	Interest	(Deficiency)
	(in thousands)

Balance at December 31, 2006	6,719	$7	$(31,049)	$—	$(3,393)	$—	$25	$(34,410)
Net income	—	—	—	—	3,451	—	—	3,451
Stock-based compensation for independent contractor physicians	—	—	3,687	—	—	—	—	3,687
Stock-based compensation for employees and directors	—	—	686	—	—	—	—	686
Stock option exercises	2,045	2	1,512	—	—	—	—	1,514
Excess tax benefits from exercises of stock options	—	—	4,780	—	—	—	—	4,780
Non-controlling interest	—	—	—	—	—	—	(17)	(17)
Stock issuance costs	—	—	(4,211)	—	—	—	—	(4,211)
Repurchase of common stock	(910)	(1)	(10,009)	—	—	—	—	(10,010)
Reissuance of common stock	910	1	10,009	—	—	—	—	10,010
Series A cumulative redeemable convertible preferred stock accretion	—	—	(10,127)	—	—	—	—	(10,127)
Warrant exercise	72	—	1	—	—	—	—	1
Payment of dividend	—	—	—	—	(39,909)	—	—	(39,909)
Common stock issued in initial public offering	4,000	4	63,236	—	—	—	—	63,240
Series A Preferred Stock conversion to common stock	3,627	3	61,650	—	—	—	—	61,653

Balance at December 31, 2007	16,463	$16	$90,165	$—	$(39,851)	$—	$8	$50,338

Net income	—	—	—	—	8,454	—	—	8,454
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	(6)	—	(6)

Total comprehensive income								$8,448
Stock-based compensation for independent contractor physicians	—	—	(479)	—	—	—	—	(479)
Stock-based compensation for employees and directors	—	—	1,544	—	—	—	—	1,544
Stock option exercises	331	1	313	—	—	—	—	314
Excess tax benefits from exercises of stock options	—	—	4,396	—	—	—	—	4,396
Non-controlling interest	—	—	—	—	—	—	14	14
Stock issuance costs	—	—	(58)	—	—	—	—	(58)
Repurchase of common stock	(945)	—	—	(8,000)	—	—	—	(8,000)

Balance at December 31, 2008	15,849	$17	$95,881	$(8,000)	$(31,397)	$(6)	$22	$56,517

Net income	—	—	—	—	7,915	—	—	7,915
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	(7)	—	(7)

Total comprehensive income								$7,908
Stock-based compensation for independent contractor physicians	—	—	787	—	—	—	—	787
Stock-based compensation for employees and directors	—	—	2,420	—	—	—	—	2,420
Stock option exercises	230	—	219	—	—	—	—	219
Excess tax benefits from exercises of stock options	—	—	2,811	—	—	—	—	2,811
Non-controlling interest	—	—			—		(22)	(22)
Repurchase of common stock	(150)	—	—	(1,306)	—	—	—	(1,306)

Balance at December 31, 2009	15,929	$17	$102,118	$(9,306)	$(23,482)	$(13)	$—	$69,334

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Cash flows from operating activities:
Net income	$7,893	$8,468	$3,434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts and sales allowances	1,976	879	298
Depreciation and amortization	6,863	4,700	2,488
Lease abandonment liability	194	—	—
Medical malpractice loss reserves	4,647	1,394	(75)
Amortization of debt issuance costs	—	—	1,428
Loss on disposal and impairment of property, plant and equipment	202	774	114
Stock-based compensation for independent contractor physicians	787	(479)	3,687
Stock-based compensation for employees and directors	2,420	1,544	686
Deferred income taxes	(2,914)	659	197
Changes in operating assets and liabilities:
Accounts receivable	(1,953)	(5,212)	(3,748)
Prepaid and other assets	1,424	520	(2,523)
Accrued expenses	2,590	1,329	1,390
Current taxes payable	1,635	—	(608)
Accounts payable and other liabilities	211	(80)	93

Net cash provided by operating activities	25,975	14,496	6,861

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,775)	(8,429)	(5,051)
Cash paid for acquisition, net of cash acquired	—	(6,447)	—
Purchase of short-term investment	—	(10,136)	—
Proceeds from maturity of short-term investments	10,136	—	—
Restricted cash	(1,051)	—	—
Other, net	12	(123)	(42)

Net cash provided by (used in) investing activities	3,322	(25,135)	(5,093)

Cash flows from financing activities:
Payments on capital leases	(28)	—	(21)
Payment of offering costs	—	(306)	(2,139)
Proceeds from issuance of common stock	—	—	63,240
Proceeds from stock option exercises	209	242	1,238
Repurchases of common stock	(1,306)	(8,000)	(10,010)
Reissuance of common stock	—	—	10,010
Excess tax benefits from exercises of stock options	2,811	4,396	4,780
Proceeds from the issuance of debt	—	—	41,000
Payment of debt	—	—	(41,000)
Payment of debt issuance costs	—	—	(1,428)
Cash dividends paid	—	—	(39,909)

Net cash provided by (used in) financing activities	1,686	(3,668)	25,761

Net increase (decrease) in cash and cash equivalents	30,983	(14,307)	27,529
Cash and cash equivalents:
Beginning of period	19,180	33,487	5,958

End of period	$50,163	$19,180	$33,487

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$—	$940
Cash paid (received) for income taxes, net	2,656	(900)	1,298
Significant non-cash transactions:
Medical malpractice excess receivable	1,008	1,288	—
Medical malpractice excess liability	1,008	1,288	—
Stock issuance costs reclassified to additional paid-in capital	—	—	4,211
Series A preferred stock accretion	—	—	10,127
Series A preferred stock conversion to common stock	—	—	61,653

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

1.	Business Overview

Virtual Radiologic Corporation, or vRad, is a national radiology practice working in partnership with radiologists and hospitals to optimize radiology’s pivotal role in the delivery of patient care. Enabled by next-generation technology, vRad’s collaborative partnerships enhance productivity and deliver demonstrated quality outcomes that help lower the overall cost of care. vRad’s 143 affiliated radiologists serve over 1,170 facilities (approximately 19% of U.S. hospitals), reading more than 2.6 million interpretations annually with unparalleled subspecialist expertise and expedited time to diagnosis. Continually recognized for high-quality reports and industry-leading service, vRad is ranked #1 in the teleradiology services category by independent healthcare research firm KLAS and has received the Joint Commission Gold Seal of Approval each year since 2004.

Virtual Radiologic Professionals, LLC (VRP) is the Company’s affiliated physician-owned medical practice that contracts with independent contractor physicians for the provision of their services to fulfill customer contracts held by vRad or the “Professional Corporations,” consisting of Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. As of December 31, 2009, each of these entities was a professional corporation with one stockholder, who was also an officer and a director of vRad and the sole equity owner of VRP. The Professional Corporations hold customer contracts in certain states to facilitate compliance with corporate practice of medicine laws in such states. VRP and the Professional Corporations are collectively referred to as the “Affiliated Medical Practices.”

vRad also has two wholly-owned and consolidated subsidiaries, Virtual Radiologic Limited, or VRL, and vRad Professional Insurance Ltd., or VPIL. VRL was formed under the laws of England and Wales and is located in London, England. VRL was formed to facilitate the international expansion of the Company’s business. VPIL was formed as an exempted company in the Cayman Islands to insure the Company’s self-insured retention under its medical malpractice insurance policy.

The term “Company” as used in this report refers to vRad, its Affiliated Medical Practices, VRL and VPIL.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company consolidates its financial results in accordance with accounting guidance on consolidations and variable interest entities, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. The Affiliated Medical Practices were created as the Company’s business expanded, for the purpose of facilitating compliance with corporate practice of medicine laws in various states. The management of vRad was involved significantly in the design and creation of the Affiliated Medical Practices and, with the exception of rendering medical judgments, controls their continuing operations through rights contained in management service agreements, including the unilateral right to appoint a successor owner of the Affiliated Medical Practices, to reset the management fee on an annual basis and to restrict the distribution of any accumulated earnings to the equity owners of the Affiliated Medical Practices. The management service agreements that exist between the entities are perpetual agreements that are not cancellable by the owner of the Affiliated Medical Practices other than for gross negligence, fraud or other illegal acts by vRad, and they were not intended to cause a party other than vRad to bear any economic risk or reward. The management fees contained in these agreements are generally evaluated on an annual basis, for purposes of resetting vRad’s financial interests in the Affiliated Medical Practices, and to ensure that no party other than vRad bears any economic risk or reward. As a result, the Company has determined that the Affiliated Medical Practices are VIEs and that vRad is the primary beneficiary of such VIEs. Although vRad holds no equity ownership in the VIEs, as a result of the rights described above, the Company has

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined that vRad has a controlling financial interest in the Affiliated Medical Practices and that vRad should not allocate any of the residual net earnings or losses of these entities to the legal equity owners.

Prior to January 1, 2009, the Company allocated any accumulated earnings of the Affiliated Medical Practices to the equity owners of the Affiliated Medical Practices through non-controlling interest in the consolidated financial statements. However, in accordance with accounting guidance for non-controlling interests in consolidated financial statements, the Company has determined that vRad has a controlling financial interest in the VIEs which requires full consolidation of the Affiliated Medical Practices. As a result, during the year ended December 31, 2009, the Company recorded an adjustment of approximately $22,000 to eliminate the previously recognized non-controlling interest in the VIEs. Due to the immaterial amount of previously recognized non-controlling interest, prior periods have not been adjusted.

The effect of the VIEs’ consolidation on the Company’s Consolidated Balance Sheet at December 31, 2009 was an increase in the Company’s assets and liabilities of approximately $8.7 million and $6.0 million, respectively. At December 31, 2008, as a result of consolidating the VIEs, the Company’s assets and liabilities increased by approximately $11.1 million and $6.1 million, respectively. For the years ended December 31, 2009, 2008 and 2007, the revenue of the VIEs represented approximately 45%, or $54.8 million, 46%, or $48.5 million and 46%, or $39.8 million of the consolidated revenue of the Company, respectively.

As of and for the years ended December 31, 2009, 2008 and 2007, the financial statements of vRad have been presented on a consolidated basis to include its variable interests in the Affiliated Medical Practices, as well as VRL and VPIL, vRad’s wholly-owned subsidiaries.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of acquisition.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful life of the asset. Useful lives range from three to 10 years. Leasehold improvements are amortized over the shorter of the asset life or the lease term. Expenditures for maintenance, repairs, and minor renewals and betterments that do not improve or extend the life of the respective assets are expensed as incurred. All other expenditures for renewals and betterments are capitalized and depreciated over the estimated useful life of the asset. The assets and related depreciation accounts are adjusted for property retirements and disposals with any resulting gain or loss included in current period operations.

Software Development Costs

The Company capitalizes internally-developed software costs in accordance with accounting guidance on developed software. It requires that costs incurred during the application development stage be capitalized and amortized over the useful life once the assets are placed in service to be used internally. These costs primarily include compensation costs for employees who are involved in the application development stage and direct costs of

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materials utilized during application development. Generally, the Company amortizes these costs over three years unless a shorter life is deemed appropriate based on the remaining useful life of the asset. When the Company enters the development stage for a new application, management reviews the remaining useful life of previously developed applications to determine if an adjustment to the amortization period is warranted. The Company has capitalized total costs of approximately $3.3 million and $1.6 million as of December 31, 2009 and 2008, respectively, and has recognized amortization of capitalized software development costs of approximately $680,000, $350,000 and $92,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Intangible Assets and Other Long-Lived Assets

Intangible assets include customer relationships, non-compete agreements and patents. Patent application costs are being amortized on a straight-line basis over 15 years, which approximates their respective economic lives. The Company believes the straight-line method of amortization for patent application costs allocates the cost to earnings in proportion to the amount of economic benefit. Non-compete agreements and customer relationships represent assets acquired in the purchase of Diagna. Non-compete agreements are being amortized on a straight-line basis over their term of two years, and customer relationships are amortized over ten years on an accelerated basis utilizing the annual discounted economic cash flows associated with the acquired customer relationships.

The Company continually reviews events and changes in circumstances related to its financial performance and economic environment for factors that would provide evidence of potential impairment or that may warrant a revision to the remaining periods of amortization of its intangible assets. If impairment indicators are identified, the Company would test for impairment using undiscounted cash flows as the basis for measuring the fair value of its intangible assets. During the year ended December 31, 2009, the Company determined that no events or changes in circumstances indicated potential impairment.

Goodwill

The Company records acquired assets, including identifiable intangible assets and liabilities, at their respective fair values, recording goodwill as the excess of cost over the fair value of the net assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually (during the second quarter), or more frequently if events or changes in circumstances indicate potential impairment. The tests are based on the Company’s single operating segment and reporting unit structure. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. Quoted market prices in active markets are used as the basis of the Company’s measurement in estimating the fair value of its single reporting unit. The results of the annual impairment test performed as of June 30, 2009 indicated the fair value of the reporting unit substantially exceeded its carrying value, and therefore, goodwill was not impaired. Accordingly, the Company was not required to complete the second step of the goodwill impairment test. During the remaining quarters of 2009, the Company determined that no events or changes in circumstances indicated potential impairment. There were no accumulated impairment losses as of December 31, 2009 or 2008.

Medical Malpractice Loss Reserves

The Company maintains professional liability insurance policies with third-party insurers on a claims-made basis, subject to self-insured retention, deductibles, exclusions and other restrictions. The Company’s self-insured retention under its professional liability insurance program is insured through a wholly-owned captive insurance subsidiary. The Company records liabilities for specific case reserves, claims made loss development reserves and claims incurred but not reported based on specific case analysis and an actuarial valuation using industry data and our historical loss patterns. The actuarial analysis utilizes industry loss data as a result of the Company’s limited loss history. Specific claims reserves are recorded in Sales, general and administrative expenses on the Consolidated Statement of Operations. Loss development reserves and claims incurred but not reported, or IBNR, are recorded in Professional services expense on the Consolidated Statement of Operations.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Medical Malpractice Excess Loss Receivables and Liabilities

In accordance with accounting guidance on offsetting amounts related to certain contracts, the Company records gross receivables and liabilities for medical malpractice loss reserves in excess of the Company’s deductible or self-insured retention for reported claims other than unreserved claims and claims with agreed upon losses. The Company recorded $1.0 million and $1.3 million in gross receivables and liabilities as medical malpractice excess loss receivables and reserves on its Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively.

Revenue Recognition and Accounts Receivable

The Company generates substantially all of its revenue from radiology services it provides to its customers on a fee-for-service basis. The Company provides these services pursuant to contracts that have a one or two-year initial term and automatically renew for successive one-year terms unless terminated by the customer or by the Company. The amount that the Company charges for its radiology services varies by customer and is based upon a number of factors, including the hours of coverage, the number of reads, whether the reads are preliminary reads or final reads, and the technical and administrative services provided. These services are billed to the Company’s customers with whom it contracts directly. Revenues are recognized when delivery of a service is completed by the Company’s independent contractor physicians and collectability is reasonably assured.

The Company also bills third-party payers such as Medicare, Medicaid, private insurance and/or patients directly for final interpretations provided under agreements with a small number of its customers. Services for which the Company submits billings directly to third-party payers are coded for reimbursement based upon the specific services provided, and patients are responsible for any remaining deductibles or coinsurance. Revenue is recorded for these services based on the anticipated reimbursement, net of any contractual adjustments and/or allowance for denied claims. Revenue related to these services is recognized when delivery of a service is completed by the Company’s independent contractor physicians and collectability is reasonably assured.

The Company maintains an allowance for doubtful accounts, which is comprised of a general reserve and specific reserves for potentially uncollectable amounts based on historical bad debts. General reserves are determined based upon a percentage of outstanding aged receivables. The percentage used to establish general reserves is based on historical collection experience and may fluctuate as collections experience changes over time. The general reserve balances have historically increased as revenue and receivable amounts have increased and the Company expects that trend to continue for the foreseeable future. In determining the amount of the specific reserve, the Company reviews the accounts receivable for customers who are past due to identify specific customers with known disputes or collectability issues. The Company makes judgments about their creditworthiness based on collections information available and historical payment performance. For services which are billed directly to patients, the Company maintains a general allowance for doubtful accounts for potentially uncollectable amounts based on historical industry collection rates.

The Company also maintains a sales allowance to reserve for potential credits issued to customers. The amount of the reserve is determined based on historical credits issued.

Recently, the Company’s customers have been impacted by the economic downturn. The Company is unable to fully predict what impact a continued economic downturn will have on customers’ ability to pay, or when general economic conditions will improve, which may impact the amount of specific reserves in future periods.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company recognizes income taxes under the asset and liability method. As such, deferred taxes are based on the temporary differences, if any, between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred taxes are determined using the enacted tax rates that are expected to apply when the temporary differences reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Developing a provision for income taxes, including the effective tax rate and the analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal, state and foreign income tax laws, regulations and strategies, including the determination of deferred tax assets. The Company’s judgment and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the Company’s consolidated financial condition, results of operations, and/or cash flows.

As previously noted, the Company consolidates its financial results in accordance with GAAP. For income tax purposes, however, the Company is not considered a consolidated entity. As a result, each entity is a single tax entity and income or losses of the individual entities cannot be utilized to offset income or losses of the other entities.

vRad and VRP’s 2006 federal income tax returns recently underwent examination by the Internal Revenue Service, or IRS. During the year ended December 31, 2009, vRad and VRP received notice from the IRS that the examinations of their federal income tax returns were closed without adjustment. In conjunction with their audit of VRP’s 2006 federal income tax return, the IRS also examined the 2006 quarterly employment tax returns of VRP. During the quarter ended December 31, 2009, VRP received notice from the IRS that this examination was closed without adjustment.

Effective January 1, 2009, the owners of VRP made the election with the IRS to have VRP taxed as a corporation. Prior to that date, VRP was taxed as a partnership.

Professional Services Expense

Professional services expense consists primarily of the fees the Company pays to its independent contractor physicians, non-cash stock-based compensation expense related to those independent contractor physicians, medical malpractice loss development reserves and incurred but not reported claims reserves. The Company also includes premiums related to medical liability insurance in professional services expense, which are expensed over the life of the insurance policy on a straight-line basis. The Company’s physicians are independent contractors and they are compensated using a formula that includes a base level of compensation plus additional amounts for the number and type of reads performed. The Company recognizes physician cash compensation expense in the month in which the independent contractor physicians perform the reads for the customers. The Company recorded medical malpractice loss development reserves and incurred but not recorded claims reserves of $2.6 million and $2.1 million, respectively, during the year ended December 31, 2009, and $573,000 and $424,000, respectively, during the year ended December 31, 2008.

Sales, General and Administrative Expenses

Sales, general and administrative expenses include employee compensation expense, sales and marketing expense, information technology expense, the costs associated with the licensing and credentialing of the Company’s independent contractor physicians and the costs associated with maintaining the Company’s facilities. The Company recognizes these expenses when incurred.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising expense for the Company, which is included in sales, general and administrative expenses and expensed over the duration of the advertisement, was $30,000, $155,000, and $244,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

Stock-based compensation costs associated with employee and director awards granted after January 1, 2006 are estimated using the fair value of the award, as calculated using a Black-Scholes option-pricing model, and are recognized as expense over the requisite service period. The Black-Scholes model utilizes various assumptions that require significant judgment, including volatility, forfeiture rates and expected option term. Stock-based compensation costs related to the issuance of restricted stock awards are based on the fair value of the Company’s common stock on the date the restricted stock awards are issued. For the years ended December 31, 2009, 2008 and 2007, stock-based compensation expense related to employee and director awards was $2.4 million, $1.5 million and $686,000, respectively. This expense is included in Sales, general and administrative expenses on the Consolidated Statements of Operations.

For all options issued prior to January 1, 2006, the Company calculates the stock-based compensation expense using the intrinsic value method. The table which follows provides the pro-forma disclosures required in accordance with the disclosure provisions, as if the fair value method had been applied in the periods presented. The Company calculated the fair value using a Black-Scholes model assuming the minimum value method had been used. If the Company had adopted the fair value based accounting method to account for the cost of stock option grants occurring prior to January 1, 2006, and charged compensation cost against income over the vesting period based on the fair value of options at the date of grant, the Company’s net income in the periods presented would have been decreased as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)

Net income attributable to Virtual Radiologic Corporation, as reported	$7,915	$8,454	$3,451
Less:
Total employee stock-based compensation expense determined under the fair value-based method, net of related tax effects	14	26	33

Pro forma net income	$7,901	$8,428	$3,418

Pro forma earnings (loss) per common share:
Basic
As reported	$0.50	$0.51	$(2.31)
Pro forma	0.50	0.51	(2.31)
Diluted
As reported	$0.48	$0.50	$(2.31)
Pro forma	0.49	0.50	(2.31)

The Company calculates stock-based compensation expense associated with the issuance of stock options to independent contractor physicians by determining the fair value of the award using a Black-Scholes model at the date of grant and at the end of each subsequent financial reporting period thereafter until vested. Stock-based compensation costs related to the issuance of restricted stock awards are based on the fair value of the Company’s common stock on the date the restricted stock awards are issued and at each subsequent financial reporting period thereafter until vested. Total non-cash stock-based compensation related to independent contractor physicians, which is included in Professional services expense, was expense of approximately $787,000 for the year ended December 31, 2009, income of approximately $479,000 for the year ended December 31, 2008, and expense of $3.7 million for the year ended December 31, 2007, respectively.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Series A Preferred Stock

In June 2005, the Company began recording the current estimated fair value of its Series A Cumulative Redeemable Convertible Preferred Stock, or Series A Preferred Stock on a quarterly basis using the fair market value of that stock as determined by vRad’s management and Board of Directors. In accordance with accounting guidance, the Company recorded changes in the current fair value of its Series A Preferred Stock in the Consolidated Statements of Changes in Stockholders’ Equity (deficiency) as accretion of Series A Cumulative Redeemable Convertible Preferred Stock and as Additional paid-in capital, and in the Consolidated Statements of Operations as Series A Cumulative Redeemable Convertible Preferred Stock accretion.

Upon completion of vRad’s initial public offering in November 2007, all outstanding shares of Series A Preferred Stock were automatically converted into common stock and the rights of the holders of the Series A Preferred Stock to exercise redemption rights were terminated. As of December 31, 2009, 2008 and 2007, there were no shares of Series A Preferred Stock outstanding.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high quality credit institutions. The balances, at times, may exceed federally insured limits.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents, short-term investments and short-term trade receivables and payables for which current carrying amounts approximate fair market value.

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The new guidance was effective for certain financial assets and liabilities of the Company on January 1, 2009 (see Note 3). The adoption of the guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. For non-financial assets and liabilities, the effective date of this guidance is January 1, 2010. The Company believes that the adoption of the new guidance applicable to non-financial assets and liabilities will not have a material effect on its consolidated financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted new accounting guidance on non-controlling interests in consolidated financial statements which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Additionally, the new guidance requires the amounts of consolidated net income attributable to the parent and to the non-controlling interest to be disclosed on the face of the consolidated income statement. The presentation and disclosure requirements of the new guidance have been applied retrospectively for prior periods presented. See “Principles of Consolidation and Basis of Presentation” earlier in this note. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance establishing the hierarchy of GAAP, referred to as the Codification, which establishes two levels of GAAP; authoritative and non-authoritative. The Codification has become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative guidance for SEC registrants. All previously existing accounting guidance was superseded as described in the Codification and all other non-grandfathered, non-SEC accounting literature not covered by the Codification has become non-authoritative. The guidance was effective for interim and annual reporting periods after September 15, 2009, and accordingly, the Company adopted the new guidance in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued new accounting guidance which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The new guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt the guidance in the first quarter of 2010. The Company does not anticipate the adoption of the new guidance to have a material impact on its consolidated financial position, results of operations and cash flows.

3.	Selected Consolidated Financial Statement Information

Restricted Cash

The Company had approximately $1.8 million and $700,000 in restricted cash as of December 31, 2009 and 2008, respectively. As of December 31, 2009, restricted cash consisted of cash deposits supporting letters of credit for a security deposit required by the lease agreement for the Company’s headquarters, for the Company’s medical malpractice policy and its self-insured retention through VPIL. Cash in the amounts of such letters of credit is required to be held on deposit with a bank and is restricted as to its use.

Short-term Investments

The Company’s short-term investments were classified as held-to-maturity investments. The Company intended and had the ability to hold these investments to maturity, and therefore carried such investments at cost. Cost approximated fair value due to the highly liquid nature of these investments. As of December 31, 2008, the Company’s short-term investments consisted of two certificates of deposit totaling $10.1 million, due in one year or less. Both certificates were redeemed during the year ended December 31, 2009, and the funds were reinvested in money market accounts which are included in Cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2009.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assets and liabilities measured at fair value on a recurring basis included short-term investments (certificates of deposit) totaling zero and $10.1 million as of December 31, 2009 and 2008, respectively. Short-term investments are valued using Level 1 inputs as defined by the fair value hierarchy.

Accounts Receivable, Net

	December 31,
	2009	2008
	(in thousands)

Accounts receivable	$18,231	$17,762
Less: Allowance for doubtful accounts	754	360
Less: Allowance for sales credits	93	19

Accounts receivable, net	$17,384	$17,383

	Allowance for	Allowance for
	Doubful Accounts	Sales Credits
	(in thousands)

Beginning balance, January 1, 2007	$304	$11
Charged to costs and expenses	98	202
Deductions/write-offs	(74)	(198)

Ending balance, December 31, 2007	$328	$15

Beginning balance, January 1, 2008	$328	$15
Charged to costs and expenses	364	511
Deductions/write-offs	(332)	(507)

Ending balance, December 31, 2008	$360	$19

Beginning balance, January 1, 2009	$360	$19
Charged to costs and expenses	906	1,044
Deductions/write-offs	(512)	(970)

Ending balance, December 31, 2009	$754	$93

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment, Net

	December 31,
	2009	2008
	(in thousands)

Equipment	$11,812	$10,332
Software	8,157	6,110
Furniture and fixtures	1,935	1,144
Leasehold improvements	4,264	342
Other	121	1,742

Total property, plant and equipment	26,289	19,670
Less: Accumulated depreciation and amortization	12,800	7,978

Property, plant and equipment, net	$13,489	$11,692

Depreciation and amortization expense related to the property, plant and equipment of the Company for the years ended December 31, 2009, 2008 and 2007, was approximately $5.7 million, $4.2 million and $2.5 million, respectively.

During the year ended December 31, 2008, the Company recorded impairment charges totaling $666,000 relating to portions of a trade show booth that were no longer being utilized and internally-developed software to be sold. In regards to the portions of the trade show booth, the Company determined that the carrying value of the assets was in excess of the fair value based on quoted market prices. For the internally-developed software, the Company determined that the net realizable value was less than the carrying value of the capitalized costs associated with this asset. The impairment charges are recorded in Sales, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

Accounts Payable and Other Current Liabilities

	December 31,
	2009	2008
	(in thousands)

Accounts payable	$369	$421
Billing services payable	324	347
Licensing fees	—	240
Other	84	55

Total accounts payable and other current liabilities	$777	$1,063

Other Liabilities

	December 31,
	2009	2008
	(in thousands)

Non-current taxes payable	$364	$235
Lease abandonment liability	152	—
Deferred rent	852	150
Licensing fee obligation	—	305
Other	86	—

Total other liabilities	$1,454	$690

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Other Intangible Assets, Net

Goodwill

The Company records acquired assets, including identifiable intangible assets and liabilities, at their respective fair values, recording goodwill as the excess of cost over the fair value of the net assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually (during the second quarter), or more frequently if events or changes in circumstances indicate potential impairment. The tests are based on the Company’s single operating segment and reporting unit structure. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. Quoted market prices in active markets are used as the basis of the Company’s measurement in estimating the fair value of its single reporting unit. The results of the annual impairment test performed as of June 30, 2009 indicated the fair value of the reporting unit substantially exceeded its carrying value, and therefore, goodwill was not impaired. Accordingly, the Company was not required to complete the second step of the goodwill impairment test. During the remaining quarters of 2009, the Company determined that no events or changes in circumstances indicated potential impairment. There were no accumulated impairment losses as of December 31, 2009 and 2008.

Intangible Assets, Net

	December 31, 2009			December 31, 2008
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(in thousands)

Patent application costs	$347	$(80)	$267	$347	$(56)	$291
Non-compete agreements	298	(255)	43	298	(105)	193
Customer relationships	4,968	(1,326)	3,642	4,968	(379)	4,589

Intangible assets, net	$5,613	$(1,661)	$3,952	$5,613	$(540)	$5,073

Total amortization expense related to intangible assets for the years ended December 31, 2009, 2008 and 2007, was $1.1 million, $508,000 and $16,000, respectively.

The Company continually reviews events and changes in circumstances related to its financial performance and economic environment for factors that would provide evidence of potential impairment or that may warrant a revision to the remaining amortization of its intangible assets. If impairment indicators are identified, the Company would test for impairment using undiscounted cash flows as the basis for measuring the fair value of its intangible assets. During the year ended December 31, 2009, the Company determined that no events or changes in circumstances indicated potential impairment.

As of December 31, 2009, future estimated amortization expense related to intangible assets was as follows:

Amount
(in thousands)

2010	879
2011	689
2012	570
2013	473
2014	393
Thereafter	948

$3,952

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This future amortization expense is an estimate. Actual amounts may change these estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

5.	Acquisition

On April 14, 2008, the Company entered into a Membership Interest Purchase Agreement with Diagna Radiology, LLC, or Diagna, and Diagna’s owners, pursuant to which the Company purchased all of the membership interests of Diagna. Diagna was a teleradiology provider that offered 24-hour a day emergent and non-emergent services including subspecialty expertise in neuroradiology, musculoskeletal and nuclear medicine. Total consideration for the transaction was approximately $6.6 million, which included $6.0 million as the initial purchase price, $644,000 of current assets, $149,000 of current liabilities and $93,000 of initial direct acquisition costs. The acquisition of Diagna was accounted for under the purchase method of accounting in accordance with accounting guidance for business combinations. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price to the assets and liabilities acquired was finalized in the fourth quarter of 2008. There have been no significant adjustments to the preliminary purchase price allocation.

6.	Financing Arrangements

The Company entered into a credit agreement, or the Senior Credit Facility, among the Company, the guarantors named therein, the lenders from time to time party thereto and NewStar Financial, Inc., as administrative agent, on August 29, 2007 that was comprised of a $4.0 million revolver and a $41.0 million term loan. The proceeds of the term loan after the payment of fees and expenses incurred in connection with the Senior Credit Facility, together with cash on hand, were used to fund a one-time dividend of $3.00 per share for common and preferred stockholders that was declared by the Board of Directors on August 10, 2007. On September 5, 2007, the Company paid an aggregate of approximately $39.9 million in respect of the dividend, which was paid to all of its stockholders of record as of August 29, 2007, including preferred stockholders. On November 20, 2007, the Company used approximately $43.4 million of the net proceeds from its initial public offering completed on November 14, 2007 to repay outstanding debt under the Senior Credit Facility, including interest accrued thereon and fees and expenses incurred in connection therewith. In connection with the repayment, the Company terminated the Senior Credit Facility on November 20, 2007. No prepayment penalties were incurred in connection with the termination of the Senior Credit Facility. As a result of early repayment of the term loan, accelerated amortization of approximately $1.4 million related to deferred debt issuance costs was recognized in interest expense for the year ended December 31, 2007.

7.	Stockholders’ Equity

In April 2007, certain current and former members of the Company’s management exercised options to purchase common stock in the Company and concurrently sold those shares of common stock to Generation Members Fund II LP and Generation Capital Partners VRC LP. Although no obligation existed to do so, in order to facilitate the flow of funds related to this transaction, the Company received payment for the shares to be purchased, withheld the exercise price for such shares and the applicable taxes, and distributed the net proceeds to the applicable selling stockholders, which effectively resulted in these stock option awards being settled for cash. The transaction was accounted for as a repurchase of equity awards, and as a result, the cash transferred to repurchase these shares was recorded as a repurchase of common shares and reissuance of common shares in Additional paid-in capital in the Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) and in Cash flows from financing activities in the Consolidated Statement of Cash Flows.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Preferred Stock

On May 2, 2005, vRad closed on a sale of shares of its Series A Preferred Stock. Changes in the current market value of the Series A Preferred Stock, as determined by vRad’s Board of Directors, were recorded in the Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) as additional paid-in capital and accretion of Series A Cumulative Redeemable Convertible Preferred Stock and in the Consolidated Statements of Operations as Series A Cumulative Redeemable Convertible Preferred Stock accretion.

Each share of Series A Preferred Stock was automatically converted into shares of vRad’s common stock on November 20, 2007, upon the closing of the initial public offering of vRad’s common stock, pursuant to a registration statement on Form S-1 at a public offering price of $17.00 per share. As a result, dividends will no longer accumulate, and previously accumulated, undeclared and unpaid dividends are no longer payable on the Series A Preferred Stock by the Company.

9.	Stock-Based Compensation

vRad Equity Incentive Plan

vRad’s Amended and Restated Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock to the Company’s officers, employees and independent contractor physicians. Options granted under the plan have a maximum duration of ten years and typically vest in five years or less in a manner approved by the Board of Directors. As of December 31, 2009, there were 2,098,400 options outstanding, which include 120,000 options granted in May 2007 to members of vRad’s Board of Directors that were not issued pursuant to the plan. During the second quarter of 2009, the stockholders of vRad voted in favor of increasing the number of common shares available under the plan by 500,000 shares. As of December 31, 2009 and 2008, there were 615,951 and 386,517 shares available for issuance under the plan, respectively.

Stock-Based Compensation Costs

Employee Stock-Based Compensation.  The Company calculates the stock-based compensation expense associated with employee and director awards granted prior to January 1, 2006 using the intrinsic value method. For awards granted on or after January 1, 2006, the Company calculates the stock-based compensation expense relating to the issuance of stock options based on the fair value of the award at the date of the grant using a Black-Scholes model. Stock-based compensation costs related to the issuance of restricted stock awards are based on the fair value of vRad’s common stock on the date the restricted stock awards are issued. Stock-based compensation expense is recognized over the requisite service period. Stock-based compensation expense related to employee and director equity awards was approximately $2.4 million, $1.5 million and $686,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Included in stock-based compensation expense for the year ended December 31, 2009 was $235,000 related to the accelerated vesting of certain stock option awards. Employee and director stock-based compensation expense is included in Sales, general and administrative expenses in the Consolidated Statements of Operations.

During the year ended December 31, 2009, the Company issued 111,968 restricted stock awards to certain employees and directors. No restricted stock awards were issued prior to 2009. During the years ended December 31, 2009, 2008 and 2007, vRad issued 377,000, 326,000 and 981,600 stock options, respectively, to certain employees and directors. During the years ended December 31, 2009, 2008 and 2007, 7,500, 12,060 and 15,192 options expired, respectively.

As of December 31, 2009, unrecognized stock-based compensation expense related to unvested employee stock options and restricted stock awards granted on or after January 1, 2006, was approximately $4.5 million, net of estimated forfeitures. These costs are to be recognized over a weighted average period of approximately 2.5 years.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Physician Stock-Based Compensation.  The Company calculates the stock-based compensation expense associated with physician stock option awards by determining the current fair value of the award at the date of the grant and at each subsequent reporting period thereafter until vested using a Black-Scholes model. Stock-based compensation costs related to the issuance of restricted stock awards are based on the fair value of the Company’s common stock on the date the restricted stock awards are issued and at each subsequent financial reporting period thereafter until vested. Stock-based compensation expense is recognized over the requisite service period. The Company recorded physician stock-based compensation expense of approximately $787,000, income of approximately $479,000 and expense of $3.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Physician stock-based compensation expense is included in Professional services expense in the Consolidated Statements of Operations.

During the year ended December 31, 2009, vRad issued 18,600 restricted stock awards to certain independent contractor physicians. No restricted stock awards were issued prior to 2009. During the year ended December 31, 2009, no stock options were issued to independent contractor physicians, and during the years ended December 31, 2008 and 2007, 66,000 and 151,840 stock options were issued to independent contractor physicians, respectively. During the years ended December 31, 2009, 2008 and 2007, 26,000, 1,950 and 15,000 stock options expired, respectively.

Black-Scholes Assumptions

The Black-Scholes model utilizes various assumptions that require significant judgment, including volatility, forfeiture rates and expected option term. Expected volatility is calculated using volatility rates of companies in the same industry sector, as the Company does not yet have sufficient relevant history to use its own historical volatility. Expected term is calculated using the simplified method, as the Company does not yet have sufficient option exercise history. The Company does not have a formal dividend program; therefore the dividend rate variable in the Black-Scholes model is zero. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period approximates the term of the stock option award. A summary of the weighted average assumptions used in the valuations for the years ended December 31, 2009, 2008 and 2007 are set forth in the tables below:

	Year Ended December 31,
Employee and Director Awards	2009	2008	2007(1)

Fair value of options granted	$4.54	$6.77	$5.14
Risk-free interest rate	2.3%	3.6%	4.6%
Expected volatility	52.0%	43.8%	40.4%
Expected term of options (in years)	6.3	6.0	4.1
Dividend yield	None	None	None

(1)	Includes 140,000 options granted in May 2007 to members of the vRad’s Board of Directors that were not issued pursuant to the Plan.

	Year Ended December 31,
Physician Awards	2009(1)	2008	2007

Risk-free interest rate	—	2.2%	4.0%
Expected volatility	—	97.8%	50.2%
Expected term of options (in years)	—	3.4	1.8
Dividend yield	—	None	None

(1)	No options were granted to independent contractor physicians in 2009.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

Stock option activity for employees, directors and independent contractor physicians during the year ended December 31, 2009, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Outstanding	per Share	(in years)	Value(3)

Balance at December 31, 2008(1)	2,183,995	$10.82	—	$—
Granted	377,000	8.72	—	1,524,060
Exercised	(229,993)	3.01	—	1,821,561
Forfeited/Cancelled/Expired	(232,602)	10.75	—	917,124

Balance at December 31, 2009	2,098,400	11.31	6.01	5,709,381

Options vested and expected to vest at December 31, 2009(2)	1,116,263	12.25	7.00	2,183,576
Exercisable at December 31, 2009	948,425	10.17	4.87	3,457,219

(1)	The number of options outstanding includes 120,000 options granted in May 2007 to members of vRad’s Board of Directors that were not issued pursuant to the Plan.

(2)	Options expected to vest reflect an estimated forfeiture rate.

(3)	The aggregate intrinsic value in the table above represents the difference between the closing market price of vRad’s common stock at December 31, 2009, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2009.

The following table summarizes additional information about stock options outstanding, exercisable and vested as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in Years)	Price	Exercisable	Price

$2.00 — $2.00	177,438	4.87	$2.00	177,438	$2.00
3.75 — 5.50	193,350	2.30	4.92	143,780	4.83
6.00 — 9.00	425,625	8.79	8.49	24,625	7.34
10.20 — 14.52	673,447	5.98	12.09	374,817	12.03
16.46 — 19.23	621,040	5.70	16.91	220,265	16.95
23.00 — 23.00	7,500	0.01	23.00	7,500	23.00

	2,098,400	6.01	11.31	948,425	10.17

The total weighted average fair value of stock options vested during 2009, 2008 and 2007 was $2.4 million, $3.2 million, and $3.5 million, respectively. The aggregate intrinsic value of all options exercised during 2009, 2008 and 2007 was $1.8 million, $4.9 million and $31.2 million, respectively.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Award Activity

The following table summarizes the activity of unvested stock awards for employees, directors and independent contractor physicians during the year ended December 31, 2009:

		Weighted	Weighted
		Average	Average	Aggregate
		Fair Value	Contractual Life	Intrinsic
	Outstanding	per Share	(in years)	Value(1)

Balance at December 31, 2008	—	$—	—	$—
Granted	130,568	9.53	—	1,666,048
Vested	—	—	—	—
Forfeited/Cancelled/Expired	(4,400)	9.32	—	56,144

Balance at December 31, 2009	126,168	9.53	8.25	1,609,904

Awards expected to vest at December 31, 2009	123,098	9.52	8.25	1,570,730

(1)	The aggregate intrinsic value in the table above represents the closing market price of vRad’s common stock at December 31, 2009, multiplied by the number of awards.

Cash retained as a result of the tax deductibility of employee and director stock-based awards is presented as a component of cash flows from financing activities in the Consolidated Statements of Cash Flows. During the years ended December 31, 2009, 2008 and 2007, the Company realized approximately $2.8 million, $4.4 million and $4.8 million, respectively, as a result of the tax deductibility of employee and director stock-based awards exercised.

10.	Income Taxes

As previously noted, the Company consolidates its financial results under GAAP. For income tax purposes, however, the Company is not considered a consolidated entity. As a result, vRad and each of the Affiliated Medical Practices file individual entity returns with the various applicable state and federal agencies, and the income and losses of the Affiliated Medical Practices do not result in a tax liability or benefit to vRad. vRad and the Professional Corporations are taxed as corporations, and effective January 1, 2009, the owners of VRP made the election to be taxed as a corporation. Prior to that date, VRP was taxed as a partnership.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the components of deferred tax assets and liabilities as of December 31, 2009 and 2008.

	December 31,
	2009	2008
	(in thousands)

Deferred tax asset
Net operating losses	$1,190	$3,037
Stock-based compensation deductions	2,220	211
Accruals and reserves	2,091	854
Tenant improvements	907	—
Credits	119	793
Other	343	95

Total deferred tax asset before valuation allowance	6,870	4,990
Less: Valuation allowance	(1,212)	(3,098)

Total deferred tax asset	5,658	1,892

Deferred tax liability
Accelerated depreciation and amortization	1,848	1,397
Prepaid expenses	1,815	1,431

Total deferred tax liability	3,663	2,828

Net deferred tax asset (liability)	$1,995	$(936)

The decrease in the net operating loss component of the deferred tax assets was primarily driven by $1.3 million of disallowed net operating losses related to VRP’s election to be taxed as a corporation, which was effective January 1, 2009. As of December 31, 2009 and 2008, the Company had a valuation allowance of approximately $1.2 million and $3.1 million, respectively, against certain deferred tax assets due to uncertainties related to their utilization. The valuation allowances at December 31, 2009 and 2008 relate primarily to cumulative net operating losses of certain of the Affiliated Medical Practices which, if not utilized, begin to expire in 2026. In addition, during 2009, the Company recorded a $1.5 million deferred tax asset for stock-based compensation related to previously recognized expense.

During the year ended December 31, 2009, the Company utilized vRad’s remaining federal net operating loss carryforward of approximately $5.6 million. As a result, the Company recognized the remaining $2.2 million of suspended Additional paid-in capital generated from excess stock-based compensation deductions. In accordance with equity-based compensation accounting guidance, the amount of windfall benefit recognized in Additional paid-in capital is limited to the amount of benefit realized in income taxes payable. The Company has recorded approximately $12.0 million in cumulative excess tax deductions from stock option exercises in Additional paid-in capital.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows components of income tax expense for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Current
Federal	$5,880	$4,369	$2,946
State	691	862	724

Total current	6,571	5,231	3,670

Deferred
Federal	(1,177)	806	156
State	(251)	(119)	41

Total deferred	(1,428)	687	197

Total tax expense	$5,143	$5,918	$3,867

A reconciliation of the Company’s effective income tax rate compared to the statutory federal income tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.7	3.4	6.9
Valuation allowance	0.4	2.8	10.2
Other	2.4	1.0	1.7

Effective income tax rate	39.5%	41.2%	52.8%

As previously discussed, the Company consolidates its financial results in accordance with GAAP. However, for income tax purposes, vRad is a single tax entity that is taxed as a corporation and is not included in a tax consolidated group with the Affiliated Medical Practices. As a result, tax losses of the Affiliated Medical Practices are not available to offset taxable income of vRad. The deferred tax assets from net operating losses generated by the Affiliated Medical Practices are evaluated for realization based on whether it is more likely than not that each individual Affiliated Medical Practice will generate sufficient future taxable income to utilize those losses. The difference in the consolidated group for financial statement purposes and tax purposes, combined with the valuation allowances established for deferred tax assets related to net operating loss carryforwards of certain Affiliated Medical Practices results in the Company having an effective tax rate of 39.5% in 2009, 41.2% in 2008 and 52.8% in 2007.

In accordance with accounting guidance for income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company had unrecognized tax benefits of $184,000 and $135,000 as of December 31, 2009 and 2008, respectively.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at December 31, 2008	$135
Additions based on tax positions related to the current year	49

Balance at December 31, 2009	$184

The amount of unrecognized tax benefit of $184,000, if ultimately recognized, will reduce the Company’s effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relevant tax laws and regulations and require significant judgment to apply. Prior to 2004, the Company was not subject to significant income tax exposure as a result of its status as a limited liability company. The Company is potentially subject to U.S. federal, state and local income tax examinations by tax authorities for the tax years ended December 31, 2009, 2008, 2007 and 2006.

vRad and VRP’s 2006 federal income tax returns recently underwent examination by the Internal Revenue Service, or IRS. During the year ended December 31, 2009, vRad and VRP received notice from the IRS that the examinations of their respective 2006 federal income tax returns were closed without adjustment. In conjunction with its audit of VRP’s 2006 federal income tax return, the IRS also examined the 2006 quarterly employment tax returns of VRP. During the quarter ended December 31, 2009, the Company received notice from the IRS that this examination was closed without adjustment.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense for all periods presented. As of the years ended December 31, 2009 and 2008, the Company had $180,000 and $100,000 accrued for the payment of interest and penalties, respectively.

11.	Stock Repurchase Program

In March 2009, vRad’s Board of Directors authorized the repurchase of up to $5.0 million of vRad’s outstanding common stock. Repurchases may take place in the open market, or pursuant to negotiated or block transactions in accordance with applicable SEC guidelines and regulations, including plans intended to comply with Rule 10b5-1 under the Securities Exchange Act. During the year ended December 31, 2009, vRad repurchased 150,730 shares of common stock at an average price of $8.64 per share for total cash consideration of $1.3 million. As of December 31, 2009, vRad had $3.7 million remaining under the $5.0 million share repurchase program.

In August 2008, vRad’s Board of Directors authorized the repurchase of up to $8.0 million of vRad’s outstanding common stock. On October 24, 2008, vRad completed this stock repurchase program. vRad repurchased 944,760 shares at an average price of $8.44 per share. Repurchases took place in the open market, or pursuant to negotiated or block transactions in accordance with applicable SEC guidelines and regulations, including plans intended to comply with Rule 10b5-1 under the Securities Exchange Act.

12.  Commitments and Contingencies

The Company leases office space and equipment under non-cancellable operating leases with lease terms ranging from two to ten and a half years through August 2019. For the years ended December 31, 2009, 2008 and 2007, total rent expense for the Company was $1.7 million, $654,000 and $482,000, respectively.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, future minimum lease commitments applicable to operating leases were as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)

Future minimum lease commitments	$1,816	$1,635	$1,657	$1,673	$1,698	$8,266	$16,745

On December 7, 2007, the Company entered into an agreement to lease approximately 82,000 square feet of space in Eden Prairie, Minnesota, to consolidate its corporate headquarters. The lease commenced on March 2, 2009 and expires on August 31, 2019. In conjunction with the lease, the Company was entitled to a tenant improvement allowance of approximately $2.7 million and the Company recorded the allowance in leasehold improvements and deferred tenant lease allowance. The amounts for leasehold improvements and deferred tenant lease allowance are recorded in property, plant and equipment, net and deferred tenant lease allowance on the Consolidated Balance Sheet as of December 31, 2009. In addition, the lease arrangement contains a rent escalation clause and the related lease expenses are recognized on a straight-line basis over the term of the lease. Deferred rent in the amount of $852,000 associated with this lease is included in Other liabilities on the Consolidated Balance Sheet as of December 31, 2009.

During the year ended December 31, 2009, the Company recorded a pre-tax net charge of approximately $200,000 for costs pertaining to vacated leased facilities located in Minnetonka, Minnesota and Mountain View, California, net of the reversal of any remaining deferred rent. The net charge was recognized in Sales, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2009. The accrual related to the vacated facilities is calculated net of any estimated sublease income which is based on current market quotes for similar properties. If the Company is unable to sublet the vacated properties on a timely basis or is forced to sublet them at lower rates due to changes in market conditions, the Company will adjust the accrual accordingly. The balance of the remaining lease liability was $152,000 as of December 31, 2009, and is included in Other liabilities on the Consolidated Balance Sheet.

The Company entered into capital leases for equipment in February 2009 that expire in February 2013. Capital leases are recorded in Property, plant and equipment, net, Other current liabilities and Other liabilities on the Consolidated Balance Sheet as of December 31, 2009. Future minimum lease payments under these capital leases, together with the present value of minimum lease payments, as of December 31, 2009, were as follows:

Amount
(in thousands)

2010	$43
2011	43
2012	43
2013	3

132
Less: Amount representing interest	8

Present value of minimum lease payments	124
Less: Current portion	39

Capital lease obligations, less current portion	$85

Professional Liability Coverage

The Company’s business entails an inherent risk of claims of medical malpractice against its independent contractor physicians and itself. The Company contracts and pays premiums for professional liability insurance that indemnifies it and its independent contractor physicians for losses incurred related to medical malpractice

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the year ended December 31, 2009, the Company had no additional specific claims reserves, but recorded medical malpractice loss development reserves and IBNR reserves of approximately $2.6 million and $2.1 million, respectively. The Company recorded specific claims reserves, medical malpractice loss development reserves and IBNR reserves of $825,000, $573,000 and $424,000, respectively, during the year ended December 31, 2008. Prior to 2008, the Company recorded only specific reserves for medical malpractice claims as a result of the Company’s limited historical loss experience. The Company recorded specific claims reserves of $50,000 during the year ended December 31, 2007.

The Company believes that its insurance coverage is appropriate based upon its claims experience and the nature and risks of its business. However, the Company cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance coverage. If the self-insured retention amounts and/or other amounts that the Company is actually required to pay materially exceed the estimates that have been reserved, the Company’s financial condition, results of operations and cash flows could be materially adversely affected.

Litigation

On July 31, 2007, Merge eMed, Inc., or Merge, filed a complaint against vRad in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that vRad has infringed on certain of Merge’s patents relating to teleradiology. On December 11, 2007, the court granted vRad’s motion to stay the patent suit pending the outcome of a reexamination by the United States Patent and Trademark Office, or PTO, of these same patents. On August 28, 2008, the PTO ruled invalid all of the claims in the patents upon which Merge had sued vRad. Reexamination certificates cancelling the claims of the patents have been issued due to Merge’s failure to respond to the PTO action, and vRad is awaiting dismissal from the action as a result of the cancellation. Pending dismissal, the judicial stay of proceedings in the lawsuit remains in effect.

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

The Company is from time to time subject to, and is presently involved in, other litigation or legal proceedings arising out of the ordinary course of business, including medical malpractice claims and certain employment related matters. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2009 and December 31, 2008 the Company’s management believed that the final outcome of these matters would not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit Plan

The Company has a 401(k) profit sharing plan, or the 401(k) Plan, that allows employees to participate immediately upon hire and does not include any age restriction. The 401(k) Plan allows each participant to contribute between 1% and 75% of their compensation, subject to current IRS limitations. The plan allows for participants to receive matching contributions six months from their date of hire and become fully vested in matching contributions upon receipt. For the years ended December 31, 2009, 2008 and 2007, the Company contributed $415,000, $431,000 and $339,000, respectively, to the 401(k) Plan included in Sales, general and administrative expenses on the Consolidated Statements of Operations.

14.	Related Party Transactions

The Company has entered into a non-exclusive, non-transferable license agreement for the use of certain image management software from a minority stockholder of vRad. For the years ended December 31, 2009, 2008 and 2007, the Company incurred licensing fees under this contract of approximately $1.0 million, $1.0 million and $866,000, respectively.

The following table illustrates the revenues, expenses and cash flows that result from the management and professional service agreements between the related parties described in Note 2.

	Year Ended December 31,
	2009	2008	2007
		(in thousands)

VRP professional services revenue from vRad	$26,356	$23,243	$20,633
vRad professional services expense to VRP	26,356	23,243	20,633
VRP professional services revenue from the Professional Corporations	27,338	24,250	21,873
Professional Corporations professional services expense to VRP	27,338	24,250	21,873
vRad management fee revenue from the Professional Corporations	27,064	24,007	19,256
Professional Corporations management fee expense to vRad	27,064	24,007	19,256
Cash paid for professional services by vRad to VRP	26,356	23,243	20,633
Cash paid for professional services by the Professional Corporations to VRP	27,338	24,250	21,873
Cash paid for management fees by the Professional Corporations to vRad	27,064	24,007	19,256

During the quarter ended March 31, 2009, the Company incurred approximately $535,000 in expenses related to amounts due to its former Chairman under the Transition Agreement between the Company and the former Chairman that are recorded in Sales, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2009. As of December 31, 2009, $105,000 of this amount was included in Other accrued expenses on the Consolidated Balance Sheet.

15.	Earnings Per Share

vRad’s restricted stock awards, which contain non-forfeitable dividends, are classified as participating securities in accordance with accounting guidance on earnings per share. In addition, vRad’s preferred stockholders had contractual dividend participation rights prior to their conversion to common stock and therefore were also classified as participating securities for the year ended December 31, 2007. In calculating basic earnings per share, net income is reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. The Company’s recipients of restricted stock awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, the Company allocates undistributed earnings to restricted stock and common stockholders based on their respective ownership percentage, as of the end of the period.

Diluted earnings per share are calculated using the two-class method in accordance with accounting guidance on earnings per share. The two-class method requires the denominator to include the weighted average restricted stock along with the additional share equivalents from the assumed conversion of stock options calculated using the treasury stock method.

The following table presents the computation of earnings per share:

	Year Ended December 31,
	2009	2008		2007
	(in thousands)

Basic and Diluted Earnings per Share (Two-class Method)
Net income attributable to Virtual Radiologic Corporation	$7,915	$8,454		$3,451
Less:
Series A Cumulative Redeemable Convertible Preferred Stock accretion	—	—		(10,127)
Cash dividends paid:
Series A Preferred Stock	—	—		(13,596)

Undistributed income (loss) available to common stockholders	$7,915	$8,454		$(20,272)

Distributed Earnings per Share
Basic and Diluted
Cash dividends paid to Series A Preferred stockholders	$—	$—		$13,596
Weighted average preferred shares outstanding	—	—		3,150

Distributed earnings per share — Preferred	$—	$—		$4.32

Cash dividends paid to common stockholders	$—	$—		$26,312
Weighted average common shares outstanding	15,872	16,500		8,762

Distributed earnings per share — Common	$—	$—		$3.00

Undistributed Earnings per Share
Basic
Undistributed income (loss) available to common stockholders	$7,915	$8,454		$(20,272)
Participating securities ownership(1)	0.8%	0.0	%(2)	0.0%

Participating securities interest in undistributed income	$63	$—		$—	(3)

Weighted average restricted shares outstanding — basic	99	—		—
Basic earnings per share — participating securities	$0.63	$—		$—
Undistributed income (loss) available to common stockholders	$7,915	$8,454		$(20,272)
Common ownership	99.2%	100.0	%(2)	100.0%

Common stockholders interest in undistributed income (loss)	$7,852	$8,454		$(20,272	)(3)

Weighted average common shares outstanding — basic	15,872	16,500		8,762
Basic earnings per share — common	$0.50	$0.51		$(2.31)
Diluted Earnings per Share
(If-converted Method)
Common stockholders interest in undistributed earnings (losses)	$7,852	$8,454		$(20,272)
Undistributed earnings — participating securities	63	—		—

Net income (loss) used in diluted earnings per share	$7,915	$8,454		$(20,272)

Weighted average common shares outstanding — basic	15,872	16,500		8,762
Weighted average restricted shares outstanding	99	—		—
Common share equivalents	312 (4)	476	(4)	—	(4)

Shares used to compute income (loss) per common share — diluted	16,283	16,976		8,762

Diluted earnings (loss) per share — common	$0.48	$0.50		$(2.31)

(1)	Participating securities include Series A preferred stock for 2007 and restricted stock for 2009.

VIRTUAL RADIOLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	There was no restricted stock or Series A preferred stock outstanding during the year ended December 31, 2008.

(3)	Preferred stockholders do not participate in any undistributed losses with Common stockholders.

(4)	Common share equivalents are not included in the diluted earnings per common share calculation for these periods as they are anti-dilutive. Potential common shares totaled approximately 1.8 million, 1.3 million and 0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

16.	Subsequent Events

The Company has evaluated whether any recognized or non-recognized events occurred after December 31, 2009, the balance sheet date, through February 18, 2010, the issuance date of these consolidated financial statements, and determined that there have been no such events or transactions during this time which would have a material effect on the consolidated financial statements and therefore would require recognition or disclosure in the statements.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2009, which appears on page 44.

Changes in Internal Controls

During the most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Payment of 2009 Bonuses

In February 2009, our Compensation Committee and Board of Directors approved a performance-based cash bonus plan for 2009 for our management team, including our executive officers. Under this plan, target bonus amounts for 2009 were set at 60% of base salary for our Chief Executive Officer, $60,000 for our Medical Director, which amount was subsequently increased to $100,000 effective July 1, 2009 in connection with a new employment agreement which reduced Dr. Michel’s overall cash compensation , and 50% of base salary for each other executive officer. Payment of performance-based cash bonuses under the plan was based upon our level of achievement of 2009 adjusted EBITDA goals, and, in the case of all executive officers other than the CEO, additional achievement of individual performance goals.

On January 18, 2010, our Compensation Committee approved payment of the following 2009 performance-based bonuses to our executive officers pursuant to the plan, based upon our adjusted EBITDA performance and individual performance goal achievement: Robert C. Kill, President & Chief Executive Officer ($453,109); Leonard C. Purkis, Chief Financial Officer ($269,708); Richard W. Jennings, Chief Technology Officer ($269,617); Eduard Michel, M.D., Ph.D., Chief Medical Officer ($120,829); and Michael J. Kolar, Vice President, General Counsel and Secretary ($233,747).

Approval of 2010 Bonus Plan

On January 15, 2010, our Board of Directors approved our 2010 performance-based cash bonus plan for our management team, including our executive officers, based upon the recommendation of our Compensation Committee. Under this plan, target bonus amounts for 2010 will remain the same as the 2009 levels, and payment of performance-based cash bonuses under the plan will be based upon our level of achievement of 2010 adjusted EBITDA goals, and, in the case of all executive officers other than the CEO, additional achievement of individual performance goals. A summary of the 2010 bonus plan has been filed as an exhibit to this report.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors

The information in the “Proposal One — Election of Directors” section of our Proxy Statement in connection with our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

The information in the “Executive Officers and Key Employees” section of our Proxy Statement in connection with our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our Proxy Statement in connection with our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Conduct and Ethics

The information in the “Corporate Governance — Our Codes of Conduct and Committee Charters” section of our Proxy Statement in connection with our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Changes to Nomination Procedures

We have made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent Proxy Statement.

Audit Committee Matters

The information under the heading “Corporate Governance — Audit Committee” section of our Proxy Statement in connection with our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the headings “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2009:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column a)

Equity compensation plans approved by security holders(1)	2,098,400	$11.31	615,951
Equity compensation plans not approved by security holders	—	$—	—

Total	2,098,400	$11.31	615,951

(1)	The number of options to be issued excludes 120,000 options granted to members of our Board of Directors that were not issued pursuant to an equity compensation plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information contained under the heading “Principal Accountant Fees and Services” in the Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this annual report:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements contained in Item 8 on page 43 of this annual report.

2)	Financial Statement Schedule: Schedule II — Consolidated Valuation and Qualifying Accounts

Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is presented in the financial statements (including the notes thereto). Captions and column headings have been omitted where not applicable.

3)	Exhibits are incorporated herein by reference or are filed with this annual report on Form 10-K as set forth below:

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Number	Herewith

3.1	Second Amended and Restated Certificate of Incorporation of Virtual Radiologic Corporation.	10-K	2/20/09	3.1
3.2	Amended and Restated Bylaws of Virtual Radiologic Corporation.	10-K	2/20/09	3.2
3.3	First Amendment to Amended and Restated Bylaws of Virtual Radiologic Corporation.	8-K	2/9/09	3.1
4.1	Form of Stock Certificate.	S-1/A	9/17/07	4.2
10.1	Lease Agreement, dated as of March 11, 2004, by and between Midwest Holding Corp. # 9, Inc. and Virtual Radiologic Consultants, LLC.	S-1/A	9/17/07	10.30
10.2	First Amendment to Lease, dated August 12, 2004, by and between Midwest Holding Corp. # 9, Inc. and Virtual Radiologic Consultants, LLC.	S-1/A	9/17/07	10.31
10.3	Second Amendment to Lease, dated as of December 1, 2006, by and between Wells REIT II — 5995 Opus Parkway, LLC (as successor in interest to Midwest Holding Corp. # 9, Inc.) and Virtual Radiologic Corporation.	S-1/A	9/17/07	10.67
10.4	Third Amendment to Lease, dated as of August 21, 2007, by and between Wells REIT II — 5995 Opus Parkway, LLC and Virtual Radiologic Corporation.	S-1/A	9/17/07	10.68
10.5	Office Lease, effective December 3, 2007, by and between Windsor Plaza, LLC and Virtual Radiologic Corporation.	8-K	12/7/07	10.1
10.6	First Amendment to Lease, effective March 31, 2009, between Windsor Plaza, LLC and Virtual Radiologic Corporation.	10-Q	5/1/09	10.8
10.7	Investor Rights Agreement, dated as of May 2, 2005, by and among Virtual Radiologic Consultants, Inc. and the parties listed on the signature page thereto.	S-1/A	9/26/06	10.2
10.8	Form of Indemnification Agreement, between Virtual Radiologic Corporation and individual members of the Board of Directors.	S-1/A	9/26/06	10.4
10.9	Amended and Restated Virtual Radiologic Corporation Equity Incentive Plan, as amended as of February 3, 2009.*				X
10.10	Form of Incentive Stock Option Agreement.*				X
10.11	Form of Non-Incentive Stock Option Agreement.*				X
10.12	Form of Restricted Stock Award Agreement (Non-Employee Director Grants).*				X

10.13	Form of Restricted Stock Award Agreement (Executive Grants).*				X
10.14	Form of Restricted Stock Award Agreement (Executive Grants Waiving Dividends).*				X
10.15	Summary of 2010 Employee Bonus Plan.*				X
10.16	Second Revised Licensing Agreement, dated as of April 1, 2006, between Fujifilm Medical Systems U.S.A., Inc. and Virtual Radiologic Corporation.†	S-1/A	9/17/07	10.33
10.17	Membership Interest Purchase Agreement between the Company, Diagna Radiology, LLC, and the owners of Diagna Radiology, LLC dated April 14, 2008.	8-K	4/16/08	10.1

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Number	Herewith

10.18	Employment Agreement, effective July 1, 2009, between Virtual Radiologic Corporation and Eduard Michel, M.D., Ph.D.*	10-Q	7/30/09	10.1
10.19	Independent Physician Agreement, effective July 1, 2009, between Virtual Radiologic Professionals, LLC and Eduard Michel, M.D., Ph.D.*	10-Q	7/30/09	10.2
10.20	Employment Agreement, effective as of October 1, 2007, by and between Virtual Radiologic Corporation and Sean Casey.*	S-1/A	9/17/07	10.69
10.21	First Amendment to Employment Agreement, dated December 30, 2008, between Virtual Radiologic Corporation and Sean Casey, M.D.*	8-K	1/2/09	10.1
10.22	Transition Agreement, effective as of January 26, 2009, by and among Virtual Radiologic Corporation, Sean O. Casey, M.D., and, for solely the purposes of Section 1(f) thereof, Virtual Radiologic Professionals, LLC.*	8-K	1/29/09	10.1
10.23	Employment Agreement, effective July 30, 2009, between Virtual Radiologic Corporation and Robert C. Kill.*	10-Q	7/30/09	10.3
10.24	Employment Agreement, effective July 30, 2009, between Virtual Radiologic Corporation and Leonard C. Purkis.*	10-Q	7/30/09	10.4
10.25	Employment Agreement, effective July 30, 2009, between Virtual Radiologic Corporation and Richard W. Jennings.*	10-Q	7/30/09	10.5
10.26	Employment Agreement, effective July 30, 2009, between Virtual Radiologic Corporation and Michael J. Kolar.*	10-Q	7/30/09	10.6
10.27	Professional and Management Services Agreement and License, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Corporation.†	S-1/A	2/9/07	10.17

10.28	Amendment No. 1 to Professional and Management Services Agreement and License, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Corporation.†	S-1/A	2/9/07	10.48
10.29	Amendment No. 2 to Professional and Management Services Agreement and License, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Corporation.†	8-K	2/1/08	10.1
10.30	Amendment to Amendment No. 2 to Professional and Management Services Agreement and License, dated as of April 22, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Corporation.†	8-K	4/25/08	10.1
10.31	Amendment No. 3 to Professional and Management Services Agreement and License, dated as of April 30, 2009, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Corporation.	10-Q	5/1/09	10.1
10.32	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of California, P.A.†	S-1/A	2/9/07	10.20
10.33	Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of California, P.A. and Virtual Radiologic Corporation.†	8-K	2/1/08	10.2

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Number	Herewith

10.34	Amendment No. 2 to Management Services Agreement, dated as of April 30, 2009, by and between Virtual Radiologic Professionals of California, P.A. and Virtual Radiologic Corporation.	10-Q	5/1/09	10.2
10.35	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Illinois, P.A.†	S-1/A	2/9/07	10.21
10.36	Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of Illinois, S.C. and Virtual Radiologic Corporation.†	8-K	2/1/08	10.3
10.37	Amendment No. 2 to Management Services Agreement, dated as of April 30, 2009, by and between Virtual Radiologic Professionals of Illinois, S.C. and Virtual Radiologic Corporation.	10-Q	5/1/09	10.3

10.38	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Michigan, P.A.†	S-1/A	2/9/07	10.22
10.39	Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of Michigan, P.C. and Virtual Radiologic Corporation.†	8-K	2/1/08	10.4
10.40	Amendment No. 2 to Management Services Agreement, dated as of April 30, 2009, by and between Virtual Radiologic Professionals of Michigan, P.C. and Virtual Radiologic Corporation.	10-Q	5/1/09	10.4
10.41	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Minnesota, P.A.†	S-1/A	2/9/07	10.18
10.42	Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of Minnesota, P.A. and Virtual Radiologic Corporation.†	8-K	2/1/08	10.5
10.43	Amendment No. 2 to Management Services Agreement, dated as of April 30, 2009, by and between Virtual Radiologic Professionals of Minnesota, P.A. and Virtual Radiologic Corporation.	10-Q	5/1/09	10.5
10.44	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of New York, P.A.†	S-1/A	2/9/07	10.19
10.45	Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Corporation.†	8-K	2/1/08	10.6
10.46	Amendment No. 2 to Management Services Agreement, dated as of April 30, 2009, by and between Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Corporation.	10-Q	5/1/09	10.6
10.47	Management Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Corporation and Virtual Radiologic Professionals of Texas, P.A.†	S-1/A	2/9/07	10.23

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Number	Herewith

10.48	Amendment No. 1 to Management Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals of Texas, P.A. and Virtual Radiologic Corporation.†	8-K	2/1/08	10.7

10.49	Amendment No. 2 to Management Services Agreement, dated as of April 30, 2009, by and between Virtual Radiologic Professionals of Texas, P.A. and Virtual Radiologic Corporation.	10-Q	5/1/09	10.7
10.50	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of California, P.A.†	S-1/A	2/9/07	10.26
10.51	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of California, P.A.†	S-1/A	2/9/07	10.51
10.52	Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of California, P.A.†	8-K	2/1/08	10.8
10.53	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Illinois, P.A.†	S-1/A	2/9/07	10.27
10.54	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of Illinois, S.C.†	S-1/A	2/9/07	10.52
10.55	Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of Illinois, S.C.†	8-K	2/1/08	10.9
10.56	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Michigan, P.A.†	S-1/A	2/9/07	10.28
10.57	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Michigan, P.A.†	S-1/A	2/9/07	10.53
10.58	Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of Michigan, P.C.†	8-K	2/1/08	10.10

10.59	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Minnesota, P.A.†	S-1/A	2/9/07	10.24
10.60	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Minnesota, P.A.†	S-1/A	2/9/07	10.49

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Number	Herewith

10.61	Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Minnesota, P.A.†	8-K	2/1/08	10.11
10.62	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of New York, P.A.†	S-1/A	2/9/07	10.25
10.63	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of New York, P.A.†	S-1/A	2/9/07	10.50
10.64	Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of New York, P.A.†	8-K	2/1/08	10.12
10.65	Professional Services Agreement, dated as of January 1, 2006, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Texas, P.A.†	S-1/A	2/9/07	10.29
10.66	Amendment No. 1 to Professional Services Agreement, dated as of February 1, 2007, by and between Virtual Radiologic Professionals, LLC, and Virtual Radiologic Professionals of Texas, P.A.†	S-1/A	2/9/07	10.54
10.67	Amendment No. 2 to Professional Services Agreement, dated as of January 30, 2008, by and between Virtual Radiologic Professionals, LLC and Virtual Radiologic Professionals of Texas, P.A.	8-K	2/1/08	10.13
21.1	List of subsidiaries of Registrant.				X
23.1	Consent of Deloitte & Touche LLP.				X
23.2	Consent of PricewaterhouseCoopers LLP.				X

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates management contract or compensatory plan contract or arrangement.

†	Confidential treatment has been requested for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned on the 18th day of February 2010, thereunto duly authorized.

VIRTUAL RADIOLOGIC CORPORATION

By:
/s/  Robert C. Kill

Name:     Robert C. Kill

Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert C. Kill Robert C. Kill	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2010

/s/ Leonard C. Purkis Leonard C. Purkis	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2010

/s/ Nabil N. El-Hage Nabil N. El-Hage	Director	February 18, 2010

/s/ Andrew P. Hertzmark Andrew P. Hertzmark	Director	February 18, 2010

/s/ Mark E. Jennings Mark E. Jennings	Director	February 18, 2010

/s/ Eduard Michel, M.D., Ph.D. Eduard Michel, M.D., Ph.D.	Director	February 18, 2010

/s/ Richard J. Nigon Richard J. Nigon	Director	February 18, 2010

/s/ Kevin H. Roche Kevin H. Roche	Director	February 18, 2010

/s/ David L. Schlotterbeck David L. Schlotterbeck	Director	February 18, 2010

/s/ Brian F. Sullivan Brian F. Sullivan	Director	February 18, 2010