Form 10-Q
period 2010-03-31
Virtual Radiologic CORP
filed 2010-04-29
CIK 1361579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 26, 2010, 16,268,944 shares of the registrant’s common stock were outstanding.

PART I — Financial Information
ITEM 1. Consolidated Financial Statements
Virtual Radiologic Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	As of	As of
	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$52,392	$50,163
Restricted cash	1,751	1,751
Accounts receivable, net	18,451	17,384
Prepaid expenses and other current assets	2,633	2,768

Total current assets	75,227	72,066

Property and equipment, net	12,371	13,489
Intangible assets, net	4,092	3,952
Goodwill	871	858
Medical malpractice excess loss reserves receivable	974	1,008
Deferred tax asset	3,401	3,084
Other assets	5	5

Total assets	$96,941	$94,462

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued professional services compensation expense	$5,838	$5,719
Accrued sales, general and administrative compensation expense	2,019	4,087
Current deferred tax liability	—	1,089
Current taxes payable	2,741	1,635
Medical malpractice loss reserves, current	410	468
Accounts payable and other current liabilities	2,893	2,076

Total current liabilities	13,901	15,074

Deferred tenant lease allowance	2,427	2,491
Medical malpractice loss reserves	6,462	5,101
Medical malpractice excess loss reserves	974	1,008
Other liabilities	1,398	1,454

Total liabilities	25,162	25,128

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized as of March 31, 2010 and December 31, 2009; 16,245,994 and 16,054,829 shares issued and 15,964,860 and 15,928,661 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	17	17
Additional paid-in capital	102,620	102,118
Treasury stock at cost, 1,095,980 and 1,095,490 shares as of March 31, 2010 and December 31, 2009, respectively	(9,312)	(9,306)
Accumulated deficit	(21,528)	(23,482)
Accumulated other comprehensive loss	(18)	(13)

Total stockholders’ equity	71,779	69,334

Total liabilities and stockholders’ equity	$96,941	$94,462

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$30,813	$28,568

Operating costs and expenses:
Professional services	15,124	13,766
Sales, general and administrative	10,641	11,066
Depreciation and amortization	1,872	1,450

Total operating costs and expenses	27,637	26,282

Operating income	3,176	2,286

Other income (expense):
Interest income	45	57
Interest expense	(1)	(1)

Total other income	44	56

Income before income tax expense	3,220	2,342

Income tax expense	1,266	950

Net income	$1,954	$1,392

Earnings per common share:
Basic	$0.12	$0.09
Diluted	$0.12	$0.09
Weighted average common shares outstanding:
Basic	15,949	15,863
Diluted	16,305	16,240
The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Loss	Interest	Equity
Balance at December 31, 2008	15,849	$17	$95,881	$(8,000)	$(31,397)	$(6)	$22	$56,517
Net income	—	—	—	—	7,915	—	—	7,915
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	(7)	—	(7)

Total comprehensive income								7,908
Stock-based compensation for independent contractor physicians	—	—	787	—	—	—	—	787
Stock-based compensation for employees and directors	—	—	2,420	—	—	—	—	2,420
Stock option exercises	230	—	219	—	—	—	—	219
Excess tax benefits from exercises of stock options	—	—	2,811	—	—	—	—	2,811
Non-controlling interest	—	—	—	—	—	—	(22)	(22)
Repurchases of common stock	(150)	—	—	(1,306)	—	—	—	(1,306)

Balance at December 31, 2009	15,929	$17	$102,118	$(9,306)	$(23,482)	$(13)	$—	$69,334

Net income	—	—	—	—	1,954	—	—	1,954
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	(5)	—	(5)

Total comprehensive income								1,949
Stock-based compensation for independent contractor physicians	—	—	11	—	—	—	—	11
Stock-based compensation for employees and directors	—	—	577	—	—	—	—	577
Issuance of common stock from equity awards	36	—	10	—	—	—	—	10
Tax shortfall from exercises of stock options	—	—	(96)	—	—	—	—	(96)
Repurchases of common stock		—	—	(6)	—	—	—	(6)

Balance at March 31, 2010	15,965	$17	$102,620	$(9,312)	$(21,528)	$(18)	$—	$71,779

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,954	$1,392
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts and sales allowances	243	535
Depreciation and amortization	1,872	1,450
Medical malpractice loss reserves	1,361	1,300
Stock-based compensation for independent contractor physicians	11	(143)
Stock-based compensation for employees and directors	577	721
Deferred income taxes	(1,960)	23
Other, net	(48)	16
Changes in operating assets and liabilities:
Accounts receivable	(1,310)	(1,142)
Prepaid expenses and other assets	673	517
Accrued expenses	(1,822)	1,134
Accounts payable and other liabilities	1,690	880

Net cash provided by operating activities	3,241	6,683

Cash flows from investing activities:
Purchases of property and equipment	(606)	(2,230)
Cash paid for acquisition (see Note 2)	(400)	—
Restricted cash	—	(1,050)
Other, net	—	5

Net cash used in investing activities	(1,006)	(3,275)

Cash flows from financing activities:
Payments on capital lease	(10)	—
Proceeds from stock option exercises	10	22
Excess tax benefits from exercises of stock options	—	461
Repurchases of common stock	(6)	(116)

Net cash (used in) provided by financing activities	(6)	367

Net increase in cash and cash equivalents	2,229	3,775
Cash and cash equivalents:
Beginning of period	50,163	19,180

End of period	$52,392	$22,955

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$2,113	$(538)
The accompanying notes are an integral part of these consolidated financial statements.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)
1. Business Overview and Basis of Presentation
     Virtual Radiologic Corporation, or vRad, is a national radiology practice working in partnership with radiologists and hospitals to optimize radiology’s pivotal role in the delivery of patient care. Enabled by next-generation technology, vRad’s collaborative partnerships enhance productivity and deliver demonstrated quality outcomes that help lower the overall cost of care. vRad’s 144 affiliated radiologists serve over 1,200 facilities (approximately 21% of U.S. hospitals), reading more than 2.6 million interpretations annually.
     Virtual Radiologic Professionals, LLC, or VRP, is the Company’s affiliated physician-owned medical practice that contracts with independent contractor physicians for the provision of their services to fulfill customer contracts held by vRad or the “Professional Corporations,” comprised of Virtual Radiologic Professionals of California, P.A., Virtual Radiologic Professionals of Illinois, S.C., Virtual Radiologic Professionals of Michigan, P.C., Virtual Radiologic Professionals of Minnesota, P.A., Virtual Radiologic Professionals of New York, P.A. and Virtual Radiologic Professionals of Texas, P.A. As of March 31, 2010, each of these entities was a professional corporation with one stockholder, who was also an officer and a director of vRad and the sole equity owner of VRP. The Professional Corporations hold customer contracts in certain states to comply with corporate practice of medicine laws in such states. VRP and the Professional Corporations are collectively referred to as the “Affiliated Medical Practices.”
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
     These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on February 18, 2010. The December 31, 2009 balance sheet data has been derived from audited financial statements as of that date, but does not include all note disclosures required by GAAP. However, the Company believes that the disclosures presented are adequate to make the information presented not misleading.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)
     Significant Accounting Policies and Estimates
     The Company’s significant accounting policies and estimates are described in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes in the Company’s significant accounting policies or critical accounting estimates during the quarter ended March 31, 2010.
     Principles of Consolidation
     The Company consolidates its financial results in accordance with accounting guidance on consolidations and variable interest entities, which requires a primary beneficiary to consolidate entities determined to be variable interest entities, or VIEs. The Affiliated Medical Practices were created as the Company’s business expanded, for the purpose of facilitating compliance with corporate practice of medicine laws in various states. The management of vRad was involved significantly in the design and creation of the Affiliated Medical Practices and, with the exception of rendering medical judgments, controls their continuing operations through rights contained in management service agreements, including the unilateral right to appoint a successor owner of the Affiliated Medical Practices, to reset the management fee on an annual basis and to restrict the distribution of any accumulated earnings to the equity owners of the Affiliated Medical Practices. The management service agreements that exist between the entities are perpetual agreements that are not cancellable by the owner of the Affiliated Medical Practices other than for gross negligence, fraud or other illegal acts by vRad, and they were not intended to cause a party other than vRad to bear any economic risk or reward. The management fees contained in these agreements are generally evaluated on an annual basis, for purposes of resetting vRad’s financial interests in the Affiliated Medical Practices, and to ensure that no party other than vRad bears any economic risk or reward. As a result, the Company has determined that the Affiliated Medical Practices are VIEs and that vRad is the primary beneficiary of such VIEs. Although vRad holds no equity ownership in the VIEs, as a result of the rights described above, the Company has determined that vRad has a controlling financial interest in the Affiliated Medical Practices and that vRad should not allocate any of the residual net earnings or losses of these entities to the legal equity owners.
     Prior to January 1, 2009, the Company allocated any accumulated earnings of the Affiliated Medical Practices to the equity owners of the Affiliated Medical Practices through non-controlling interest in the consolidated financial statements. However, in accordance with accounting guidance for non-controlling interests in consolidated financial statements, the Company has determined that vRad has a controlling financial interest in the VIEs which requires full consolidation of the Affiliated Medical Practices. As a result, during the year ended December 31, 2009, the Company recorded an adjustment of approximately $22,000 to eliminate the previously recognized non-controlling interest in the VIEs. Due to the immaterial amount of previously recognized non-controlling interest, prior periods were not adjusted.
     The effect of the VIEs’ consolidation on the Company’s Consolidated Balance Sheet at March 31, 2010 was an increase in the Company’s assets and liabilities of approximately $8.2 million and $6.3 million, respectively. At December 31, 2009, as a result of consolidating the VIEs, the Company’s assets and liabilities increased by approximately $8.7 million and $6.0 million, respectively. For the three months ended March 31, 2010 and 2009, the revenue of the VIEs represented approximately 42%, or $12.8 million, and 46%, or $13.3 million of the consolidated revenue of the Company, respectively.
     As of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009, the financial statements of vRad have been presented on a consolidated basis to include its variable interests in the Affiliated Medical Practices, as well as VRL and VPIL, vRad’s wholly-owned subsidiaries.
     The results of the Company’s operations are based on a single reportable segment for purposes of presenting financial information in accordance with accounting guidance on segment reporting.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)
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
     The Company bills third-party payers such as Medicare, Medicaid, private insurance and/or patients directly for final interpretations provided under agreements with a small number of its customers. Services for which the Company submits billings directly to third-party payers are coded for reimbursement based upon the specific services provided, and patients are responsible for any remaining deductibles or coinsurance. Revenue is recorded for these services based on the anticipated reimbursement, net of any contractual adjustments and/or allowance for denied claims. As a result of its limited history in billing third party payers, the Company estimates the anticipated reimbursement using a combination of industry collection rates, and collection rates based on the Company’s own collection experience. These estimates are evaluated and revised on a quarterly basis as more collection data becomes available. The allowance for contractual adjustments is recorded in Revenue as a contra revenue account on the Consolidated Statements of Operations and in Accounts receivable, net, on the Consolidated Balance Sheets. Revenue related to these services is recognized when delivery of a service is completed by the Company’s independent contractor physicians and collectability is reasonably assured.
     For services which are billed directly to patients, the Company maintains an allowance for doubtful accounts for potentially uncollectable amounts based on historical industry patient collection rates.
     Recently, the Company’s customers have been impacted by the economic downturn. The Company is unable to fully predict what impact a continued economic downturn will have on customers’ ability to pay, or when general economic conditions will improve, which may impact the amount of specific reserves in future periods.
     New Accounting Standards
     Consolidation of Variable Interest Entities – On January 1, 2010, the Company adopted new guidance which requires a qualitative approach to identifying a controlling financial interest in a VIE and also requires an ongoing reassessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)
     Fair Value Measurements – On January 1, 2010, the Company adopted new guidance on fair value measurements for non-financial assets and liabilities. The new guidance defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows.
     Subsequent Events – In February 2010, the Financial Accounting Standards Board, or FASB, issued new guidance on amending certain recognition and disclosure requirements for subsequent events. The new guidance clarifies existing guidance for evaluating subsequent events and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial position, results of operations and/or cash flows.
2. Goodwill and Other Intangible Assets, Net
     During the quarter ended March 31, 2010, the Company acquired certain assets of a radiology practice for total cash consideration of $400,000. In connection with this acquisition, the Company recorded goodwill of $14,000 and $386,000 of customer relationships.
     Goodwill
     The Company records acquired assets, including identifiable intangible assets and liabilities, at their respective fair values, recording goodwill as the excess of cost over the fair value of the net assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually, or more frequently if events or changes in circumstances indicate potential impairment. The Company’s annual test is performed during the second quarter and the results of the test completed as of June 30, 2009 indicated the fair value of the reporting unit substantially exceeded its carrying value, and therefore, goodwill was not impaired. As of March 31, 2010, the Company has determined that no events or changes in circumstances have indicated potential impairment. There were no accumulated impairment losses as of March 31, 2010 and December 31, 2009.
     Intangible Assets, Net

	As of			As of
	March 31, 2010			December 31, 2009
		Accumulated			Accumulated
	Original Cost	Amortization	Carrying Value	Original Cost	Amortization	Carrying Value
	(in thousands)
Patent application costs	$347	$(86)	$261	$347	$(80)	$267
Non-compete agreements	298	(292)	6	298	(255)	43
Customer relationships	5,354	(1,529)	3,825	4,968	(1,326)	3,642

Intangible assets, net	$5,999	$(1,907)	$4,092	$5,613	$(1,661)	$3,952

     The Company records amortization related to patents and non-compete agreements on a straight-line basis over their estimated useful lives of 15 years and 2 years, respectively. The Company records amortization related to customer relationships over their estimated useful lives between 3 and 10 years based on the expected future economic benefits of those customer relationships on an accelerated basis. Amortization expense related to intangible assets was approximately $246,000 and $280,000 for the three months ended March 31, 2010 and 2009, respectively.
     The Company continually reviews events and changes in circumstances related to its financial performance and economic environment for factors that would provide evidence of potential impairment or that may warrant a revision to the remaining periods of amortization of its intangible assets. If impairment indicators are identified, the Company would test for impairment using undiscounted cash flows as the basis for measuring

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)
the fair value of its intangible assets. As of March 31, 2010, the Company has determined that no events or changes in circumstances have indicated potential impairment.
     As of March 31, 2010, future estimated amortization expense related to intangible assets was as follows:

Amount
(in thousands)
Nine months ending December 31, 2010	$690
Year ending December 31, 2011	864
Year ending December 31, 2012	699
Year ending December 31, 2013	498
Year ending December 31, 2014	393
Thereafter	948

Total	$4,092

     This future amortization expense is an estimate. Actual amounts may vary from these estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.
3. Stock-Based Compensation
     vRad Equity Incentive Plan
     vRad’s Amended and Restated Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock to the Company’s officers, employees and independent contractor physicians. Options granted under the plan have a maximum duration of ten years and typically vest in five years or less in a manner approved by the Board of Directors. As of March 31, 2010, there were 517,774 shares available for issuance under the vRad Equity Incentive Plan.
     Stock-Based Compensation Costs
     Employee Stock-Based Compensation. Stock-based compensation expense related to employee and director equity awards was approximately $577,000 and $721,000 for the three months ended March 31, 2010 and 2009, respectively. Included in stock-based compensation expense for the three months ended March 31, 2009 was $182,000 related to the accelerated vesting of certain stock option awards. There were no expenses incurred during the three months ended March 31, 2010 associated with modifications to the terms of existing equity awards. Employee and director stock-based compensation expense is included in Sales, general and administrative expenses in the Consolidated Statements of Operations.
     During the three months ended March 31, 2010 and 2009, the Company issued 169,666 and 88,000 restricted stock awards, respectively, to certain employees and directors. There were no stock options issued to employees or directors during the three months ended March 31, 2010. During the three months ended March 31, 2009, 375,000 stock options were issued to certain employees and directors.
     As of March 31, 2010, unrecognized stock-based compensation related to unvested employee stock options and restricted stock awards granted on or after January 1, 2006, was approximately $5.4 million, net of estimated forfeitures. These costs are to be recognized over a weighted average period of approximately 2.8 years.
     Physician Stock-Based Compensation. The Company recorded physician stock-based compensation expense of approximately $11,000 and income of approximately $143,000 for the three months ended March 31, 2010 and 2009, respectively. Physician stock-based compensation expense is included in Professional services expense in the Consolidated Statements of Operations.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)
     During the three months ended March 31, 2010 and 2009, the Company issued 11,200 and zero restricted stock awards, respectively, to certain independent contractor physicians. There were no stock options issued to independent contractor physicians during the three months ended March 31, 2010 and 2009.
     Stock Option Activity
     Stock option activity for employees, directors and independent contractor physicians during the three months ended March 31, 2010 was as follows:

		Weighted	Weighted
		Average	Average
		Exercise Price	Contractual Life
	Outstanding	Per Share	(in years)
Balance at December 31, 2009(1)	2,098,400	$11.31	—
Granted	—	—	—
Exercised	(15,689)	3.25	—
Forfeited/Cancelled/Expired	(77,789)	12.18	—

Balance at March 31, 2010	2,004,922	11.34	5.81

Options vested and expected to vest at March 31, 2010(2)	1,976,700	11.32	5.82
Exercisable at March 31, 2010	1,045,632	10.24	5.06

(1)	The number of options outstanding includes 120,000 options granted in May 2007 to members of vRad’s Board of Directors that were not issued pursuant to the vRad Equity Incentive Plan.

(2)	Options expected to vest reflect an estimated forfeiture rate.
     Restricted Stock Award Activity
     Restricted stock award activity for employees, directors and independent contractor physicians during the three months ended March 31, 2010 was as follows:

		Weighted	Weighted
		Average	Average
		Fair Value	Vesting Period
	Outstanding	Per Share	(in years)
Balance at December 31, 2009	126,168	$9.53	—
Granted	180,866	10.58	—
Vested	(21,000)	8.70	—
Forfeited/Cancelled/Expired	(4,900)	9.14	—

Balance at March 31, 2010	281,134	10.18	3.59

Awards vested and expected to vest at March 31, 2010(1)	274,642	10.18	3.59

(1)	Awards expected to vest reflect an estimated forfeiture rate.
4. Stock Repurchase Program
     In March 2009, vRad’s Board of Directors authorized the repurchase of up to $5.0 million of vRad’s outstanding common stock. Repurchases may take place in the open market, or pursuant to negotiated or block transactions in accordance with applicable SEC guidelines and regulations, including plans intended to comply with Rule 10b5-1 under the Securities Exchange Act. During the three months ended March 31, 2010, vRad did not repurchase any shares of common stock under the stock repurchase program. As of March 31, 2010, vRad had $3.7 million remaining under the $5.0 million share repurchase program.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)
5. Commitments and Contingencies
     On December 7, 2007, the Company entered into an agreement to lease approximately 82,000 square feet of space in Eden Prairie, Minnesota, to consolidate its corporate headquarters. The lease commenced on March 2, 2009 and expires on August 31, 2019. In conjunction with the lease, the Company was entitled to a tenant improvement allowance of approximately $2.7 million and the Company recorded the allowance in leasehold improvements and deferred tenant lease allowance. The amounts for leasehold improvements and deferred tenant lease allowance are recorded in Property and equipment, net and Deferred tenant lease allowance on the Consolidated Balance Sheet as of December 31, 2009. In addition, the lease arrangement contains a rent escalation clause and the related lease expenses are recognized on a straight-line basis over the term of the lease. Deferred rent in the amount of $859,000 and $852,000 associated with this lease is included in Other liabilities on the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, respectively.
     Professional Liability Coverage
     The Company’s business entails an inherent risk of claims of medical malpractice against its independent contractor physicians and itself. The Company contracts and pays premiums for professional liability insurance that indemnifies it and its independent contractor physicians for losses incurred related to medical malpractice litigation. The Company maintains professional liability insurance policies with a third-party insurer on a claims-made basis, subject to a self-insured retention, deductibles, exclusions and other restrictions. The Company’s self-insured retention under its professional liability insurance program is insured by VPIL, its wholly-owned captive insurance subsidiary. The Company records liabilities for self-insured amounts and claims incurred but not reported, or IBNR, in combination with its own loss history, based on an actuarial valuation using historical loss patterns. The actuarial analysis utilizes industry loss data as a result of the Company’s limited experience.
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
     The following table summarizes the activity of the Company’s medical malpractice loss reserves for the three months ended March 31, 2010:

	As of			As of
	December 31,			March 31,
	2009	Payments	Reserves	2010
		(in thousands)
Specific claims reserves	$115	$—	$—	$115
Medical malpratice loss development reserves	2,942	58	787	3,671
IBNR reserves	2,512	—	574	3,086

Total	$5,569	$58	$1,361	$6,872

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

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)
     Litigation
     The Company is from time to time subject to, and is presently involved in, other litigation or legal proceedings arising out of the ordinary course of business, including medical malpractice claims and certain employment related matters. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2010 and December 31, 2009, the Company’s management believed that the final outcome of these matters would not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.
6. Related Party Transactions
     The Company has entered into a non-exclusive, non-transferable license agreement for the use of certain image management software from a minority stockholder of vRad. For the three months ended March 31, 2010 and 2009, the Company incurred licensing fees under this contract of approximately $74,000 and $289,000, respectively.
     The following table illustrates the revenues, expenses and cash flows that result from the management and professional service agreements between vRad, VRP and the Professional Corporations:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
VRP professional services revenue from vRad	$7,196	$6,134
vRad professional services expense to VRP	7,196	6,134
VRP professional services revenue from the Professional Corporations	6,383	6,624
Professional Corporations professional services expense to VRP	6,383	6,624
vRad management fee revenue from the Professional Corporations	6,319	6,557
Professional Corporations management fee expense to vRad	6,319	6,557
Cash paid for professional services by vRad to VRP	7,196	6,134
Cash paid for professional services by the Professional Corporations to VRP	6,383	6,624
Cash paid for management fees by the Professional Corporations to vRad	6,319	6,557
     During the quarter ended March 31, 2009, the owners of VRP made the election with the Internal Revenue Service to have VRP taxed as a corporation effective January 1, 2009. Prior to that date VRP was taxed as a partnership. In conjunction with that election, vRad incurred certain compensation costs totaling approximately $279,000 for expected payments to certain current and former owners of VRP to reimburse them for taxes owed in connection with the election. These amounts are included in Sales, general and administrative expense in the Consolidated Statement of Operations for the three months ended March 31, 2009.
     During the quarter ended March 31, 2009, the Company incurred approximately $535,000 in expenses related to amounts due to its former Chairman under the Transition Agreement between the Company and the former Chairman that are included in Sales, general and administrative expenses in the Consolidated Statement of Operations. As of March 31, 2010 and December 31, 2009, zero and $105,000 of this amount was included in Other current liabilities on the Consolidated Balance Sheets.
7. Earnings Per Share
     Restricted stock awards issued during the year ended December 31, 2009 contain the right to non-forfeitable dividends and are classified as participating securities in accordance with accounting guidance on earnings per share. In 2010, the Company began issuing restricted stock awards in which recipients waive their right to non-forfeitable dividends and therefore, these restricted awards are classified as non-participating securities in accordance with accounting guidance on earnings per share.

VIRTUAL RADIOLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)
     The following table presents the computation of earnings per share:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands, except per share data)
Basic and Diluted Earnings per Share (Two-class Method)

Basic Earnings per Share:

Undistributed income available to common stockholders	$1,954	$1,392
Participating securities ownership	0.6%	0.6%

Participating securities interest in undistributed income	$12	$8

Weighted average participating securities outstanding	112	57
Basic earnings per share — participating securities	$0.11	$0.14

Undistributed income available to common stockholders	$1,954	$1,392
Common ownership	99.4%	99.4%

Common stockholders interest in undistributed income	$1,942	$1,384

Weighted average common shares outstanding	15,949	15,863
Basic earnings per share — common	$0.12	$0.09

Diluted Earnings per Share:

Common stockholders interest in undistributed income	$1,942	$1,384
Participating securities interest in undistributed income	12	8

Net income used in diluted earnings per share	$1,954	$1,392

Weighted average common shares outstanding	15,949	15,863
Weighted average participating securities outstanding	112	57
Common share equivalents	244 (1)	320 (1)

Shares used to compute earnings per common share — diluted	16,305	16,240

Diluted earnings per share	$0.12	$0.09

(1)	The calculation of common stock equivalents excludes options and awards to purchase approximately 1.7 million and 1.8 million common shares for the three months ended March 31, 2010 and 2009, respectively, because they are antidilutive.

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
     Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, those discussed in the risk factors listed from time to time in our reports filed with the SEC, including without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.
Overview
     Virtual Radiologic Corporation, or vRad, is a national radiology practice working in partnership with radiologists and hospitals to optimize radiology’s pivotal role in the delivery of patient care. Enabled by next-generation technology, vRad’s collaborative partnerships enhance productivity and deliver demonstrated quality outcomes that help lower the overall cost of care. vRad’s 144 affiliated radiologists serve over 1,200 facilities (approximately 21% of U.S. hospitals), reading more than 2.6 million interpretations annually.
     We continue to focus on expanding our business by acquiring new customers, gaining further penetration into the final read market and retaining our existing customer base, along with retaining and attracting additional radiologists.
     The terms “Company,” “we,” “us,” and “our” are used in this report to refer to vRad, the Affiliated Medical Practices, VRL and VPIL.
Trends in Our Business
     Our business has grown rapidly since inception, resulting in a continued trend of increased revenue, and we expect that our business will continue to grow. However, our revenue growth rate has slowed over time as the traditional “off hours” market for preliminary interpretations has matured resulting in increased competition and related pricing pressures.
     Our revenues have been affected by declines in the price per read charged to the customers to whom we provide service. We have seen an increased amount of pricing pressure from competition in our marketplace and we expect these declines in price to continue in future periods. In addition, our average price per read has been affected by growth in plain film reads as a percentage of total reads. We expect to continue to experience these shifts in modality mix as we continue to focus on further penetration into the daytime finals read market, which has a higher percentage of plain film reads.
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
Results of Operations
     The following table sets forth selected Consolidated Statements of Operations data for each of the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2010	2009
Revenue	100.0%	100.0%

Operating costs and expenses:
Physician cash compensation expense	43.8	43.4
Physician stock-based compensation expense (income)	0.1	(0.5)
Medical malpractice liability expense	5.2	5.3

Total professional services	49.1	48.2
Sales, general and administrative	34.5	38.7
Depreciation and amortization	6.1	5.1

Total operating costs and expenses	89.7	92.0

Operating income	10.3	8.0
Total other income	0.1	0.2

Income before income tax expense	10.4	8.2
Income tax expense	4.1	3.3

Net income	6.3%	4.9%

Comparison of the Three Months Ended March 31, 2010 and March 31, 2009
     Revenue
     We generate substantially all of our revenue from radiology services that we provide to our customers on a fee-for-service basis. We provide these services pursuant to contracts that generally have a one or two-year initial term and automatically renew for successive one-year terms unless terminated by the customer or by us. The amount that we charge for our radiology services varies by customer and is based upon a number of factors, including the hours of coverage, the number of reads, whether the reads are preliminary reads or final reads, and the technical and administrative services provided. These services are primarily billed to our customers with whom we contract directly. Revenues are recognized when delivery of a service is completed by our independent contractor physicians and collectability is reasonably assured.
     We also bill third-party payers such as Medicare, Medicaid, private insurance and/or patients directly for final interpretations provided under agreements with a small number of our customers. Services for which we submit billings directly to third-party payers are coded for reimbursement based upon the specific services provided, and patients are responsible for any remaining deductibles or coinsurance. Revenue is recorded for these services based on the anticipated reimbursement, net of any contractual adjustments and/or allowance for denied claims. As a result of our limited history in billing third party payers, we estimate the anticipated reimbursement using a combination of industry collection rates, and collection rates based on our own collection experience. These estimates are evaluated and revised on a quarterly basis as more collection data becomes available. Revenue related to these services is recognized when delivery of a service is completed by our independent contractor physicians and collectability is reasonably assured. The allowance for contractual adjustments is recorded in Revenue as a contra revenue account on the Consolidated Statements of Operations and in Accounts receivable, net, on the Consolidated Balance Sheets.
Key Revenue Metrics

	Three months ended March 31,
	2010	2009	% change
Revenue (in thousands)	$30,813	$28,568	8%

Reads	700,443	613,117	14%

Year-over-year change in price per read	(6%)	(5%)

Same site volume growth(1)	5%	2%

Percentage of read volume from:
Final reads	32%	27%
Preliminary reads	68%	73%

Customers	658	625	5%

Facilities	1,205	1,050	15%

Percentage of U.S. hospitals served	21%	17%

(1)	Same site volume growth measures the percentage increase in the number of reads over the comparable prior period generated by a facility that has been under contract for at least three months at the beginning of the measurement period and remains a customer throughout that period.
     The increase in revenue for the three months ended March 31, 2010, as compared to the prior year period, resulted primarily from an increase in the number of customers to whom we provided services and increased volume from existing customers, partially offset by declines in our average price per read, which were primarily the result of continued pricing pressures in our marketplace, and the impact of changes in modality mix.
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
     Medical malpractice liability expense consists primarily of incurred but not reported, or IBNR, loss reserves, claims-made loss development reserves related to our self-insured retention, and premiums paid for third-party medical malpractice insurance. We recognize loss development and IBNR loss reserves based on actuarial analyses performed during the policy term, and amortize medical malpractice liability insurance premiums over the term of the policy to which they relate. Professional services expense also includes physician stock-based compensation which is based on the fair value of our common stock at the close of each reporting period.

Key Professional Service Metrics

	Three Months Ended
	March 31,
	2010	2009	% Change
	(dollars in thousands)
Physician cash compensation expense	$13,504	$12,402	9%
Physician stock-based compensation expense (income)	11	(143)	(108%)
Medical malpractice liability expense	1,609	1,507	7%

Total professional services	$15,124	$13,766	10%

Radiologists providing services	144	134	7%
Average diagnostic cash compensation per read	$19.16	$20.09
     The increase in physician cash compensation expense for the three months ended March 31, 2010, as compared to the prior year period, was primarily the result of additional independent contractor physicians providing services and an increase in read volume. This increase was partially offset by a decline in average diagnostic cash compensation per read driven by increased efficiency from technological advancements and physician support services, and contractual revisions. Physician stock-based compensation is based on the value of our common stock, which increased during the three months ended March 31, 2010, as compared to the prior year period.
     Sales, General and Administrative
     Sales, general and administrative expenses include employee compensation, information technology costs and facilities related costs.
     The 4% decrease in sales, general and administrative expenses for the three months ended March 31, 2010, compared to the prior year period, included decreases in software transactional costs and employee stock-based compensation of approximately $215,000 and $140,000, respectively, and a $420,000 decrease resulting from a payment to our former Chairman under the Transition Agreement between us and our former Chairman during the three months ended March 31, 2009. These decreases were partially offset by an increase of approximately $380,000 in facility costs, primarily from additional rent and utilities costs associated with our new headquarters facility.
     Depreciation and Amortization
     Increases in depreciation and amortization expense during the three months ended March 31, 2010 and 2009, were primarily the result of additional technology and other capital equipment purchased for our operations and new corporate headquarters.
     Income Tax Expense
     Income tax expense was approximately $1.3 million and $950,000 for the three months ended March 31, 2010 and 2009, respectively. The increase was a result of higher pre-tax income for vRad of approximately $3.2 million for the three months ended March 31, 2010, compared to approximately $2.3 million for the same period in 2009, partially offset by a decline in the effective tax rate to 39.3% for the three months ended March 31, 2010, compared to 40.6% for the same period in 2009.

Liquidity and Capital Resources
     Cash and Cash Equivalents
     Our financial position included cash and cash equivalents of $52.4 million and $23.0 million as of March 31, 2010 and 2009, respectively. The reported changes in cash and cash equivalents for the three months ended March 31, 2010 and 2009 are summarized below:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$3,241	$6,683
Net cash used in investing activities	(1,006)	(3,275)
Net cash (used in) provided by financing activities	(6)	367

Net increase in cash and cash equivalents	$2,229	$3,775

     Cash Flows from Operating Activities
     Our primary source of operating cash flows is collections from our customers and/or third party payers for radiology services we provide, and our primary uses of cash from operating activities include compensation paid to employees and independent contractor physicians and costs associated with our leased facilities. During the three months ended March 31, 2010 and 2009, net cash provided by operating activities was $3.2 million and $6.7 million, respectively.
     Cash flows from operating activities during the three months ended March 31, 2010 and 2009 consisted of net income of $1.9 million and $1.4 million, respectively, and adjustments for non-cash items of $2.1 million and $3.9 million, respectively. During the three months ended March 31, 2010, adjustments for non-cash items primarily included depreciation and amortization and changes in medical malpractice loss reserves and deferred income taxes. During the three months ended March 31, 2009, adjustments for non-cash items primarily included depreciation and amortization and changes in medical malpractice loss reserves. Other cash flows from operating activities resulted from changes in operating assets and liabilities, including cash outflows and cash inflows of approximately $770,000 and $1.4 million, respectively, during the three months ended March 31, 2010 and 2009.
     Cash Flows from Investing Activities
     Our uses of cash flows from investing activities consist primarily of capital expenditures related to equipment and software associated with the continued enhancement of our information technology infrastructure. Cash flows from investing activities during the three months ended March 31, 2010 and 2009 included capital expenditures of approximately $606,000 and $2.2 million, respectively. In addition, during the quarter ended March 31, 2010, we acquired certain assets of a radiology practice for total cash consideration of $400,000. During the three months ended March 31, 2010 and 2009, net cash used in investing activities was $1.0 million and $3.3 million, respectively.
     Cash Flows from Financing Activities
     Our primary sources of cash flows from financing activities are generally from excess tax benefits from stock option exercises and our primary uses of cash from financing activities are generally for the repurchases of our common stock. During the three months ended March 31, 2010 and 2009, net cash (used in) provided by financing activities was ($6,000) and $367,000, respectively.
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
Contractual Obligations and Commitments
     On December 7, 2007, we entered into an agreement to lease approximately 82,000 square feet of space in Eden Prairie, Minnesota, to consolidate our corporate headquarters. The lease commenced on March 2, 2009 and expires on August 31, 2019. In conjunction with the lease, we were entitled to a tenant improvement allowance of approximately $2.7 million, and upon commencement of the lease, we recorded the allowance in leasehold improvements and deferred tenant lease allowance. The amounts for leasehold improvements and deferred tenant lease allowance are included in Property and equipment, net and Deferred tenant lease allowance, respectively on the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009. In addition, the lease arrangement contains a rent escalation clause and the related lease expenses are recognized on a straight-line basis over the term of the lease. Deferred rent associated with this lease in the amount of $859,000 and $852,000 is included in Other liabilities on the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, respectively.
     Excluded from contractual obligations and commitments are certain amounts related to our uncertain tax positions, as the timing and amount of any payment related to these tax positions remain uncertain. As of March 31, 2010, we have recognized $202,000 related to these uncertain tax positions.
Significant Accounting Policies and Estimates
     We describe our significant accounting policies in Note 1, Significant Accounting Policies and Estimates, of the Notes to the Consolidated Financial Statements included in this report.
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
     The following tables show the unaudited condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, and the unaudited condensed consolidating statements of operations for the three months ended March 31, 2010 and 2009. The amounts reflected in the eliminations columns of the condensed consolidating financial statements represent affiliated party management and professional services fees. The following tables should be read together with our consolidated financial statements and related notes included elsewhere in this report.

Condensed Consolidating Balance Sheets
(unaudited)

	As of March 31, 2010
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)
Cash and cash equivalents	$51,910	$482	$—	$52,392
Accounts receivable, net	10,862	7,589	—	18,451
Other current assets	40,589	51,889	(88,094)	4,384
Non-current assets	21,699	15	—	21,714

Total assets	$125,060	$59,975	$(88,094)	$96,941

Current liabilities	$35,165	$66,830	$(88,094)	$13,901
Non-current liabilities	11,261	—	—	11,261

Total liabilities	46,426	66,830	(88,094)	25,162
Stockholders’ equity (deficiency)	78,634	(6,855)	—	71,779

Total liabilities and stockholders’ equity	$125,060	$59,975	$(88,094)	$96,941

	As of December 31, 2009
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)
Cash and cash equivalents	$49,159	$1,004	$—	$50,163
Accounts receivable, net	9,706	7,678	—	17,384
Other current assets	34,701	38,629	(68,811)	4,519
Non-current assets	21,898	20	478	22,396

Total assets	$115,464	$47,331	$(68,333)	$94,462

Current liabilities	$29,673	$54,212	$(68,811)	$15,074
Non-current liabilities	9,576	—	478	10,054

Total liabilities	39,249	54,212	(68,333)	25,128
Stockholders’ equity (deficiency)	76,215	(6,881)	—	69,334

Total liabilities and stockholders’ equity	$115,464	$47,331	$(68,333)	$94,462

Condensed Consolidating Statements of Operations
(unaudited)

	Three Months Ended March 31, 2010
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$24,309	$26,401	$(19,897)	$30,813
Operating costs and expenses	21,124	26,410	(19,897)	27,637

Operating income (loss)	3,185	(9)	—	3,176
Other income	44	—	—	44

Income (loss) before income tax expense	3,229	(9)	—	3,220
Income tax expense (benefit)	1,302	(36)	—	1,266

Net income	$1,927	$27	$—	$1,954

	Three Months Ended March 31, 2009
		Affiliated
		Medical
	vRad	Practices	Eliminations	Consolidated
	(in thousands)
Revenue	$21,863	$26,020	$(19,315)	$28,568
Operating costs and expenses	19,965	25,632	(19,315)	26,282

Operating income	1,898	388	—	2,286
Other income	56	—	—	56

Income before income tax expense	1,954	388	—	2,342
Income tax expense	782	168	—	950

Net income	$1,172	$220	$—	$1,392

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
Foreign Currency Exchange Risk
     As of March 31, 2010, we did not have significant exposure to foreign currency exchange rates, as substantially all of our transactions are denominated in U.S. dollars. VRL’s functional currency is the British pound; however, as of and for the three months ended March 31, 2010, VRL’s operations were not significant and did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
Changes in Internal Controls over Financial Reporting
     During the period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We maintain professional and general liability insurance policies with third-party insurers on a claims-made basis, subject to deductibles, self-insured retention limits, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. Our self-insured retention under our professional liability insurance program is insured through VPIL, our wholly-owned captive insurance subsidiary. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard C. Purkis Leonard C. Purkis	Chief Financial Officer (Principal Financial and Accounting Officer, and Duly Authorized Officer)	April 28, 2010